Form 10-Q
period 2021-09-30
Context Therapeutics Inc.
filed 2021-12-02
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to ______________.

Commission file number: 001-40654

CONTEXT THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	47-2566423
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3675 Market Street, Suite 200
Philadelphia, Pennsylvania 19104
(Address of principal executive offices, including zip

(267) 225-7416
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CNTX	The NASDAQ Stock Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The number of shares of common stock outstanding at November 29, 2021 was 10,963,966 shares.

INDEX TO FORM 10-Q

Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I – FINANCIAL INFORMATION	6
Item 1. Financial Statements (unaudited):	6
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021 and 2020	7
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit for the Three and Nine Months ended September 30, 2021 and 2020	8
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020	10
Notes to the Condensed Consolidated Financial Statements	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34

PART II – OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	38

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Context," "Company," "we," "us," and "our" refer to Context Therapeutics Inc. and its subsidiaries.

_________________________

Trademark Notice
Context Therapeutics® is a trademark of ours in the United States. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies' trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report (including, for purposes of this Note Regarding Forward-Looking Statements, any information or documents incorporated herein by reference) includes express and implied forward-looking statements. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•    the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•    the timing, progress and results of preclinical studies and clinical trials for ONA-XR, CLDN6 bsAb, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final FDA approval of ONA-XR, CLDN6 bsAb and any other future product candidates;
•    our ability to develop and advance ONA-XR, CLDN6 bsAb, and any other future product candidates, and successfully complete, clinical studies;
•    our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•    the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of CROs and employees;
•    the need to hire additional personnel and our ability to attract and retain such personnel;
•    the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•    our expectations regarding the approval and use of our product candidates in combination with other drugs;
•    our competitive position and the success of competing therapies that are or may become available;
•    the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•    our ability to obtain and maintain regulatory approval of our product candidates;
•    our plans relating to the further development of our product candidates, including additional indications we may pursue;
•    existing regulations and regulatory developments in the United States, Europe and other jurisdictions;
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ONA-XR, CLDN6 bsAb, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•    our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•    our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•    the pricing and reimbursement of ONA-XR, CLDN6 bsAb and other product candidates we may develop, if approved;
•    the rate and degree of market acceptance and clinical utility of ONA-XR, CLDN6 bsAb and other product candidates we may develop;
•    our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•    our current plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources and the availability of such future sources of capital;
•    our financial performance;
•    the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•    the impact of laws and regulations;
•    our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act;
•    our anticipated use of our existing cash and cash equivalents and the proceeds from our initial public offering; and
•    other risks and uncertainties, including those listed under the caption “Risk Factors”.
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Item 1. Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. As a result, you should not place undue reliance on forward-looking statements.
Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the SEC.
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Market, Industry and Other Data

This Form 10-Q contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for onapristone. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.
This Form 10-Q also contains certain data and information, which we obtained from various government and private publications. Although we believe that the publications and reports are reliable, we have not independently verified the data. Statistical data in these publications include projections that are based on a number of assumptions. If any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$419,152	$341,037
Prepaid expenses and other	18,379	8,672
Total current assets	437,531	349,709
Deferred offering costs	1,821,773	117,631
Total assets	$2,259,304	$467,340
Liabilities, Convertible Preferred Stock, Redeemable Common Stock and Stockholders' Equity (Deficit)
Current liabilities:
Convertible promissory notes	$—	$5,829,292
Note payable - current	—	55,014
Accounts payable	3,083,420	2,707,861
Accrued expenses and other current liabilities	1,325,194	955,989
Total current liabilities	4,408,614	9,548,156
Note payable - noncurrent	—	69,040
Total liabilities	4,408,614	9,617,196
Commitments and Contingencies (Note 8)
Stockholders' equity (deficit), inclusive of convertible preferred stock and common stock, $0.001 par value, 120,000,000 shares authorized

Convertible preferred stock and redeemable common stock:
Series A preferred stock, 2,212,543 and 210,715 issued and outstanding at September 30, 2021 and December 31, 2020, respectively (liquidation value of $15,858,181 at September 30, 2021)	14,641,005	1,400,935
Series Seed preferred stock, 2,624,324 issued and outstanding at September 30, 2021, and December 31, 2020 (liquidation value of $11,796,713 at September 30, 2021)	6,341,288	6,341,288
Redeemable common stock, 16,666 issued and outstanding at September 30, 2021 and December 31, 2020	82,330	29,000
Total convertible preferred stock and redeemable common stock	21,064,623	7,771,223

Stockholders' deficit:
Common stock, 348,531 and 331,789 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	348	332
Additional paid-in capital	2,948,294	1,876,159
Accumulated deficit	(26,162,575)	(18,797,570)
Total stockholders' deficit	(23,213,933)	(16,921,079)
Total liabilities, convertible preferred stock, redeemable common stock and stockholders' deficit	$2,259,304	$467,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Acquired in-process research and development	$—	$—	$3,087,832	$—
Research and development	739,598	468,671	2,511,438	1,046,662
General and administrative	828,464	182,389	1,834,645	755,962
Loss from operations	(1,568,062)	(651,060)	(7,433,915)	(1,802,624)
Interest expense	(1,261)	(95,211)	(64,555)	(566,790)
Change in fair value of convertible promissory notes	—	(129,966)	9,317	9,798,628
Other income	126,531	—	124,148	—
Net income (loss)	$(1,442,792)	$(876,237)	$(7,365,005)	$7,429,214
Net income (loss) per common share, basic	$(4.00)	$(2.52)	$(20.74)	$4.04
Net income (loss) per common share, diluted	$(4.00)	$(2.52)	$(20.74)	$(3.35)
Weighted average shares outstanding, basic	361,067	348,382	355,087	348,348
Weighted average shares outstanding, diluted	361,067	348,382	355,087	2,337,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit (Unaudited)

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	—	$—	16,666	$126,000	324,145	$324	$1,480,955	$(25,442,035)	$(23,960,756)
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	7,512	8	126,959	—	126,967
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	(13,000)	—	—	13,000	—	13,000
Net income	—	—	—	—	—	—	—	—	—	826,480	826,480
Balance at March 31, 2020	—	—	—	—	16,666	113,000	331,657	332	1,620,914	(24,615,555)	(22,994,309)
Sale of Series A preferred stock	20,926	150,000	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(7,843)	—	—	—	—	—	—	7,843	—	7,843
Sale of Series Seed preferred stock	—	—	8,771	50,000	—	—	—	—	—	—	—
Conversion of Junior Convertible Notes to Series Seed preferred stock	—	—	2,615,553	6,291,288	—	—	—	—	—	—	—
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	44	—	30,642	—	30,642
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	(82,000)	—	—	82,000	—	82,000
Net income	—	—	—	—	—	—	—	—	—	7,478,971	7,478,971
Balance at June 30, 2020	20,926	142,157	2,624,324	6,341,288	16,666	31,000	331,701	332	1,741,399	(17,136,584)	(15,394,853)
Sale of Series A preferred stock	62,781	450,000	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(23,520)	—	—	—	—	—	—	23,520	—	23,520
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	45	—	30,818	—	30,818
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	1,000	—	—	(1,000)	—	(1,000)
Net loss	—	—	—	—	—	—	—	—	—	(876,237)	(876,237)
Balance at September 30, 2020	83,707	$568,637	2,624,324	$6,341,288	16,666	$32,000	331,746	$332	$1,794,737	$(18,012,821)	$(16,217,752)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit (Unaudited)

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	210,715	$1,400,935	2,624,324	$6,341,288	16,666	$29,000	331,789	$332	$1,876,159	$(18,797,570)	$(16,921,079)
Sale of Series A preferred stock, net of offering costs of $213,073	453,094	3,034,526	—	—	—	—	—	—	—	—	—
Conversion of Senior Convertible Notes, including accrued interest, to Series A preferred stock	844,824	5,728,793	—	—	—	—	—	—	137,497	—	137,497
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(158,658)	—	—	—	—	—	—	158,658	—	158,658
Fair value of warrants issued as placement agent fees	—	(13,388)	—	—	—	—	—	—	13,388	—	13,388
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	4,218	4	25,509	—	25,513
Net loss	—	—	—	—	—	—	—	—	—	(892,049)	(892,049)
Balance at March 31, 2021	1,508,633	9,992,208	2,624,324	6,341,288	16,666	29,000	336,007	336	2,211,211	(19,689,619)	(17,478,072)
Sale of Series A preferred stock, net of offering costs of $96,948	285,351	1,948,309	—	—	—	—	—	—	—	—	—
Fair value of Series A preferred stock issued in conjunction with collaboration and licensing agreement	418,559	2,837,832	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(106,935)	—	—	—	—	—	—	106,935	—	106,935
Fair value of warrants issued as placement agent fees	—	(30,409)	—	—	—	—	—	—	30,409	—	30,409
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	6,262	6	119,357	—	119,363
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	53,330	—	—	(53,330)	—	(53,330)
Net loss	—	—	—	—	—	—	—	—	—	(5,030,164)	(5,030,164)
Balance at June 30, 2021	2,212,543	14,641,005	2,624,324	6,341,288	16,666	82,330	342,269	342	2,414,582	(24,719,783)	(22,304,859)
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	371,895	—	371,895
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	6,262	6	161,817	—	161,823
Net loss	—	—	—	—	—	—	—	—	—	(1,442,792)	(1,442,792)
Balance at September 30, 2021	2,212,543	$14,641,005	2,624,324	$6,341,288	16,666	$82,330	348,531	$348	$2,948,294	$(26,162,575)	$(23,213,933)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2021	2020

Operating activities:
Net income (loss)	$(7,365,005)	$7,429,214
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development charge	3,087,832	—
Fair value of warrants for services provided	371,895	—
Share-based compensation expense	306,699	188,427
Non-cash interest expense	64,555	566,790
Change in fair value of convertible promissory notes	(9,317)	(9,798,628)
Gain on extinguishment of debt	(125,577)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,707)	151
Accounts payable	(179,199)	356,255
Accrued expenses and other current liabilities	20,021	399,196
Cash used in operating activities	(3,837,803)	(858,595)
Investing activities:
Acquired in-process research and development	(250,000)	—
Cash used in investing activities	(250,000)	—
Financing activities:
Proceeds from the issuance of convertible bridge notes	—	25,000
Proceeds from the issuance of note payable	—	124,054
Proceeds from the sale of Series Seed preferred stock, net	—	50,000
Proceeds from the sale of Series A preferred stock	4,982,835	600,000
Payment of offering costs related to initial public offering	(816,917)	—
Cash provided by financing activities	4,165,918	799,054
Net increase (decrease) in cash and cash equivalents	78,115	(59,541)
Cash and cash equivalents at beginning of period	341,037	226,603
Cash and cash equivalents at end of period	$419,152	$167,062

Supplemental disclosure of non-cash financing activities:
Conversion of convertible promissory notes, including accrued interest, to Series A preferred stock	$5,866,290	$—
Fair value of warrants issued in conjunction with Series A preferred stock	$309,390	$31,363
Conversion of convertible promissory notes, including accrued interest, to Series Seed preferred stock	$—	$6,291,288
Series A preferred stock issued for acquired in-process research and development	$2,837,832	$—
Deferred offering costs in accounts payable and accrued expenses	$1,004,856	$—
Change in fair value of redeemable common stock to redemption value	$53,330	$94,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company dedicated to improving the lives of women living with cancer. The Company was organized in April 2015 under the laws of the State of Delaware. The Company’s operations are located in Philadelphia, Pennsylvania. In April 2021, the Company completed a reverse triangular merger, which resulted in Context Therapeutics Inc. becoming the sole holder of 100% of the membership interests in Context Therapeutics LLC, which resulted in all common units, preferred units, options, warrants or other rights to purchase common or preferred units of Context Therapeutics LLC converting into common stock, preferred stock, options, warrants or other rights to purchase common or preferred stock of Context Therapeutics Inc. As this was a transaction between entities under common control, the carryover basis of accounting was used to record the assets, liabilities and equity of Context Therapeutics LLC. Further, as a common control transaction the condensed consolidated financial statements of the Company reflect the merger transaction as if it had occurred as of the earliest period presented herein.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $26.2 million as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. Management believes its cash and cash equivalents of $0.4 million as of September 30, 2021, together with the gross proceeds of $28.8 million from its initial public offering ("IPO") in October 2021 (note 10) and expected gross proceeds of $31.3 million from its private placement in December 2021 (note 10), are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.
The Company plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

In October 2021, the Company closed an IPO, in which it issued and sold 5,750,000 shares at a public offering price of $5.00 per share. In addition, at the closing of the IPO, the Company issued warrants to purchase up to 250,000 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $6.25 per share and a term of five years from the date of issuance. Immediately prior to the completion of the IPO, all of the Company’s preferred stock converted into an aggregate of 4,836,867 shares of common stock and 480,415 warrants converted into 9,816 shares of common stock. The Company received gross proceeds of approximately $28.8 million as a result of the offering.

On December 1, 2021, the Company entered into a definitive securities purchase agreement for a private placement of 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock that will result in gross proceeds of approximately $31.3 million, before deducting placement offering expenses. Each share of common stock and accompanying warrant are being sold together at a combined offering price of $6.25. The warrants have a term of 5.5 years and an exercise price of $6.25 per share. The private placement is expected to close on December 6, 2021, subject to customary closing conditions.

The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management, among others.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of COVID-19 during 2020 and 2021 has caused worldwide economic downturn and significant volatility in the financial markets.

There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, contract research organizations, and/or trial monitors and other critical vendors and consultants supporting the trials. In addition, outbreaks or the perception of an outbreak, near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future consolidated financial statements.

(3) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020. The consolidated financial information as of December 31, 2020 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Ireland Ltd., the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited interim condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited interim condensed consolidated financial statements include, but are not limited to, the fair value of common stock, share-based compensation arrangements, the fair value of convertible debt and in recording the prepayments, accruals and associated expense for research and development activities performed for the Company by third parties.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.
Fair Value of Financial Instruments
At September 30, 2021 and December 31, 2020, the Company’s level 1 financial instruments included cash equivalents and accounts payable. The carrying amounts of these assets and liabilities approximate fair value due to their short-term nature. Convertible promissory notes are recorded at approximate fair value on a recurring basis (see Note 4 for further discussion).
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market funds.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had deferred offering costs of $1.8 million and $0.1 million, respectively, related to the Company’s in-process IPO and the Company’s Series A convertible preferred stock (“Series A Stock”) financing (see Note 6). All deferred offering costs related to the Company’s Series A Stock financing were recorded against Series A Stock upon completion of the financing in April 2021.
Convertible Preferred Stock and Redeemable Common Stock
The Company accounts for its convertible preferred stock subject to possible conversion in accordance with ASC 480, Distinguishing Liabilities from Equity. Conditionally convertible preferred stock (including stock that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s convertible preferred stock feature redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, the convertible preferred stock subject to contingent redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited interim condensed consolidated balance sheets. For more information related to the redemption and conversion features of convertible preferred stock, see Note 6. Certain common stock issued to Drexel University (“Drexel”) contain put option rights whereby Drexel may, at their option, request the Company to redeem the common stock held by Drexel and at the estimated fair value of the common stock at the time of redemption. Drexel’s common stock are presented as temporary equity and subsequently remeasured to their estimated redemption value at each reporting period. Drexel’s put option right terminated immediately prior to and upon consummation of the IPO.
Acquired In-Process Research and Development Costs
Acquired in-process research and development (“IPR&D”) expense consists of the initial up-front payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. The Company’s acquired IPR&D expense of $3.1 million for the nine months ended September 30, 2021 reflects the fair value of consideration ascribed to the collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) for gynecologic cancer therapy. See Note 8 for further discussion.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include salaries, share-based compensation, and other operational costs related to the Company’s research and development activities and external costs of outside vendors engaged to conduct clinical studies and other research and development activities.
The Company makes estimates of prepaid/accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly.
Nonrefundable advance payments for goods and services, including fees for clinical trial expenses, process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.
Share-Based Compensation
The Company measures and recognizes share-based compensation expense for both employee and nonemployee awards based on the grant date fair value of the awards. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company recognizes forfeitures as they occur.
The Company classifies share-based compensation expense in its unaudited interim condensed consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.
The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. Until its IPO that closed in October 2021, the Company historically has been a private company and lacks Company-specific historical and implied volatility information. Therefore, management estimates the expected share price volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded share price. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
In addition, the Company measures and recognizes share-based compensation expense for advisors, officers and director restricted share-based awards based on the grant date fair value of the awards.
Net Income (Loss) Per Share
The Company computes net income (loss) per share using the weighted-average number of common shares outstanding during the period. For periods with a net loss, basic and diluted net loss per share are the same because the conversion, exercise or issuance of all potential common stock equivalents, which comprise the entire amount of the Company’s outstanding convertible promissory notes, preferred stock, warrants and share-based awards, would be anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Convertible promissory notes	—	783,127	—	—
Series Seed convertible preferred stock	2,624,324	2,624,324	2,624,324	—
Series A convertible preferred stock	2,212,543	83,707	2,212,543	—
Stock Options	436,437	24,830	436,437	24,830
Unvested restricted stock awards	33,397	88	33,397	88
Warrants	480,415	128,355	480,415	128,355
	5,787,116	3,644,431	5,787,116	153,273

Amounts in the above table reflect common stock equivalents.

For the nine months ended September 30, 2020, the Company used the two-class method to compute basic net income per common share. Under this method, undistributed earnings are allocated to common stock, the Series Seed Preferred Stock, and the Series A Preferred Stock to the extent that the preferred stockholders may share in earnings. In periods of net loss, losses are not allocated to participating securities as the holders of such securities have no obligation to fund losses. The total earnings allocated to common stock is then divided by the weighted average common shares outstanding to determine the basic income per share.

For purposes of calculating diluted income (loss) per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants and share-based awards using the treasury stock method. In addition, the Company considers the potential dilutive impact of its preferred stock and convertible debt using the treasury stock and if-converted methods, if either is more dilutive than the two-class method. The two-class method was more dilutive for the nine months ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$(1,442,792)	$(876,237)	$(7,365,005)	$7,429,214
Less: undistributed earnings to participating securities	—	—	—	(6,021,339)
Net income (loss) attributable to common shareholders - basic	(1,442,792)	(876,237)	(7,365,005)	1,407,875
Weighted average common shares outstanding - basic	361,067	348,382	355,087	348,348
Net income (loss) per share - basic	$(4.00)	$(2.52)	$(20.74)	$4.04
Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common shareholders	$(1,442,792)	$(876,237)	$(7,365,005)	$7,429,214
Less: undistributed earnings to participating securities	—	—	—	(6,021,339)
Less: change in fair value of convertible promissory notes and interest expense	—	—	—	(9,231,838)
Net loss attributable to common shareholders – diluted	(1,442,792)	(876,237)	(7,365,005)	(7,823,963)
Weighted average common shares outstanding - basic	361,067	348,382	355,087	348,348
Convertible securities	—	—	—	1,988,679
Weighted average common shares outstanding - diluted	361,067	348,382	355,087	2,337,027
Net income (loss) per share - diluted	$(4.00)	$(2.52)	$(20.74)	$(3.35)

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) the lease classification or (c) the determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. In June 2020, the FASB issued ASU 2020-05 that further delayed the effective date of Topic 842 to fiscal years beginning July 1, 2022, and interim periods within those years. The Company is currently evaluating the impact of adopting this guidance to its consolidated financial statements but does not believe this adoption will have a material impact due to the fact that the Company does not have any long-term lease commitments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2023. The Company is currently evaluating the impact of adopting this guidance to its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal year beginning after December 15, 2021, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance to its consolidated financial statements.

(4) Fair Value Measurements
The Company utilizes a valuation hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques related to its financial assets and financial liabilities. The three levels of inputs used to measure fair value are described as follows:
Level 1 – Observable inputs such as quoted prices in active markets.
Level 2 – Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Funds)	$50,384	$50,384	$—	$—

		December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Funds)	$50,367	$50,367	$—	$—
Liabilities
Convertible Promissory Notes	$5,829,292	$—	$—	$5,829,292

As further described in Note 5, the Company issued convertible promissory notes from inception through April 2019 (the “Junior Convertible Notes”) to various investors and from October 2019 through March 2020, the Company issued convertible bridge notes to the Co-Founder and Chief Executive Officer (the “Convertible Bridge Notes”). During April 2020, certain of the Junior Convertible Notes were converted into Senior Convertible Notes (the “Senior Convertible Notes”) (collectively, the “Convertible Promissory Notes”).
Due to the number of embedded provisions contained in the Convertible Promissory Notes and Convertible Bridge Notes, the fair value option, as prescribed by ASC 815, Derivatives and Hedging, was elected and applied to all Convertible Promissory Note and Convertible Bridge Note issuances since the Company’s inception in 2015, in connection with the preparation of these financial statements. The fair value of the Convertible Promissory Notes and Convertible Bridge Notes was determined using a scenario-based analysis that estimated the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios.
The Company adjusted the carrying value of its Convertible Promissory Notes and Convertible Bridge Notes to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as change in fair value of convertible promissory notes in the consolidated statement of operations. The change in fair value of convertible promissory notes within the nine months ended September 30, 2021 unaudited interim condensed consolidated statement of operations also includes reversals of gains and losses previously recognized by the Company upon conversion of the notes (Note 5).
The fair value of the Senior Convertible Notes at September 30, 2020 and December 31, 2020 was calculated using an option pricing model (“OPM”) framework and utilized the back-solve method for inferring and allocating the equity value predicated on the concurrent sale of Series A Stock. This method was selected as it was concluded that the sale of the Series A Stock was an arm’s-length transaction. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity and volatility, and then solving for the value of equity such that value for the most recent financing equals the amount paid.

The following table presents a roll-forward of the aggregate fair values of the Company’s Convertible Promissory Notes (Note 5) for which fair value is determined by Level 3 inputs for the periods indicated:

Balance at December 31, 2020	$5,829,292
Fair value adjustments	(9,317)
Accrued interest	46,315
Conversion of Senior Convertible Notes into Series A Stock	(5,866,290)
Balance at September 30, 2021	$—

Balance at December 31, 2019	$21,842,931
Issuance of Convertible Bridge Notes	25,000
Fair value adjustments	(9,798,628)
Accrued interest	566,287
Conversion of Junior Convertible Notes into Series Seed Stock	(6,291,288)
Balance at September 30, 2020	$6,344,302

(5) Convertible Promissory Notes
Junior Convertible Notes
From inception through December 2018, the Company issued Junior Convertible Notes that had an aggregate issuance date fair value of $15.8 million, an aggregate principal balance of $10.7 million and bore interest at rates ranging from 3.00% to 7.73% per year. From January 2019 through April 2019, the Company issued Junior Convertible Notes in the aggregate principal of $1.5 million that bore interest at rates ranging between 6.00% and 15.00% per year. From April 2015 through December 2017, the Company issued demand notes to the Chief Executive Officer and an immediate family member (the “Related Party”) with an aggregate principal balance of $1.8 million that bore interest at rates ranging from 3.00% to 6.00% per year. During April 2019, $1.9 million of principal and interest was converted from demand notes to a Junior Convertible Note bearing interest at a rate of 15.00%. Additionally, in July 2019, the Company issued $1.2 million of Junior Convertible Notes in lieu of severance payments to former executives.
All of the outstanding principal and accrued but unpaid interest associated with the Junior Convertible Notes converted into 2,615,553 Series Seed Stock in May 2020, of which 840,363 shares were issued to the Related Party. Due to certain embedded features within the Junior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Junior Convertible Notes was $6.3 million and was reclassified to Series Seed convertible preferred equity. In connection with the conversion in 2020, the Company recorded a non-cash credit of $7.7 million related to the final decrease in fair value of the Junior Convertible Notes.
Convertible Bridge Notes
From October 2019 through March 2020, the Company issued convertible bridge notes to the Related Party in the amount of $0.5 million. The Convertible Bridge Notes bore interest at a rate of 6.0% and were set to mature on December 31, 2021 (“Maturity Date”). In the event of qualified financing resulting in gross proceeds of $1.0 million (“Bridge Note Qualified Financing”), the outstanding principal and interest of the Convertible Bridge Notes would automatically convert into Series A Stock at a price equal to the issue price per share of the stock issued in the Bridge Note Qualified Financing and on the same terms and conditions of such Bridge Note Qualified Financing. In the event that a Bridge Note Qualified Financing was not consummated prior to the Maturity Date, then, at the election of the holder made at least five days prior to the Maturity Date, effective upon the Maturity Date, the outstanding principal balance and any unpaid accrued interest under the Senior Convertible Notes was to convert into Series A Stock of the Company at a conversion price equal to 80% of the conversion price. On December 22, 2020, the outstanding principal and accrued but unpaid interest associated with the Convertible Bridge Notes converted into 78,178 shares of Series A Stock.

Due to certain embedded features within the Convertible Bridge Notes, the Company elected to account for these notes and all their embedded features under the fair value option. For the three and nine months ended September 30, 2020, the Company recognized a change of $19,000 and $0.1 million in the condensed consolidated statement of operations related to increases and decreases in the fair value of the Convertible Bridge Notes. For the three and nine months ended September 30, 2020, the Company recognized approximately $8,000 and $23,000 of interest expense in connection with the Convertible Bridge Notes.
Senior Convertible Notes
In April 2020, $5.1 million of principal and $0.6 million of accrued interest related to certain Junior Convertible Notes were converted into Senior Convertible Notes. Of the Senior Convertible Notes issued in 2020, $2.5 million of principal and $0.4 million of accrued interest were issued to the Related Party. The Senior Convertible Notes bore interest at a rate of 6.0% per year and were set to mature on December 31, 2021 (“Maturity Date”). All of the Company’s assets, including intellectual property, were pledged as collateral to the Senior Convertible Note holders.
All of the outstanding principal and accrued but unpaid interest associated with the Senior Convertible Notes converted into 844,824 shares of Series A Stock in February 2021, of which 430,467 shares were issued to the Related Party. Due to certain embedded features within the Senior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Junior Convertible Notes was $5.7 million and was reclassified to Series A convertible preferred equity. The Company recorded a non-cash debit of $0.2 million in the condensed consolidated statement of operations for the three months ended September 30, 2020, related to an increase in fair value of the Senior Convertible Notes. The Company recorded a non-cash credit of $9,000 and $1.9 million in the condensed consolidated statement of operations for the nine months ended September 30, 2021 and 2020, respectively, related to the decrease in fair value of the Senior Convertible Notes. For the three months ended September 30, 2020, the Company recognized $0.1 million of interest expense in connection with the Senior Convertible Notes, including $45,000 payable to the Related Party. For the nine months ended September 30, 2021 and 2020, the Company recognized $45,000 and $0.2 million of interest expense in connection with the Senior Convertible Notes, including $23,000 and $88,000 payable to the Related Party, respectively.
Paycheck Protection Program
In May 2020, the Company entered into an original loan agreement with Pacific Western Bank as the lender (“Lender”) for a loan in an aggregate principal amount of $0.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. At December 31, 2020, the outstanding principal balance of the Loan was approximately $124,000. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, extended the deferral period for loan payments to either (1) the date that Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The Loan was set to mature in two years and bore interest at a rate of 1.0% per year, with all payments deferred through September 5, 2021.
The entire PPP Loan was forgiven in July 2021 and recognized as a gain on extinguishment of debt within other income in the condensed consolidated statement of operations.
(6) Convertible Preferred Stock, Redeemable Common Stock and Common Stock
Series A convertible preferred stock and Series Seed convertible preferred stock
In February, March and April 2021, the Company sold 738,445 shares of Series A Stock for $7.168 per share for net proceeds of $5.0 million. The Company also issued 184,597 warrants to purchase common stock at an exercise price of $7.168 to the Series A stockholders as part of the Series A Stock financing. Additionally, the Company issued 24,134 warrants to purchase common stock at an exercise price of $7.168 to placement agents as a part of the Series A Stock financing.
In February 2021, the Company converted $6.1 million of principal and interest related to Senior Convertible Notes into 844,824 shares of Series A Stock at a price of $7.168 per share. In addition, warrants with a fair value of $0.1 million associated with the Senior Convertible Notes were reclassified into additional paid-in capital.

Immediately prior to the completion of the IPO, all of the Company’s preferred stock converted into shares of common stock (see Note 10).

The following is a summary of the rights, preferences, and terms of the Series A Stock and Series Seed Stock (collectively, Convertible Preferred Stock):
Distribution
Series A stockholders shall receive a non-cumulative distribution of 6% per year of the original capital contribution, which shall be payable upon the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Dissolution Event”), or the redemption or repurchase of any Series A Stock. Series Seed Stock does not receive a distribution right.
Liquidation
Upon a Dissolution Event, the holders of shares of Series A Stock shall receive the greater of 1.5 times the original issuance price plus any accrued distributions or the amount that such Series A stockholders would receive if the Series A Stock were converted to common stock, prior to any distribution with respect to Series Seed Stock or common stock.
After amounts paid out to the Series A stockholders upon a Dissolution Event, the Series Seed Stock then outstanding shall be entitled to be paid out in accordance with the positive balance in their capital accounts with respect to their Series Seed Stock, after giving effect to all contributions, distributions and allocations with respect to such Series Seed shares for all periods, before any payment shall be made to the holders of common stock.
Conversion Rights
Each share of Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration, into a number of fully paid and nonassessable common stock as determined by dividing the original issue price for the Convertible Preferred Stock by the conversion price for the Convertible Preferred Stock in effect at the time of conversion, except as otherwise defined in the Operating Agreement (the “Operating Agreement”). Notwithstanding the foregoing, in the event of a liquidation, dissolution, or winding up of the Company or acquisition of the majority of the Company’s assets, the Series Seed Stock conversion right will terminate at the close of business on the last full day preceding the date fixed for the first payment of any funds and assets distributable on such event to the shareholders’ holding Series Seed Stock. No fractional common stock will be issued upon conversion of the Convertible Preferred Stock. In lieu of any fractional shares, the Company shall pay cash equal to such fraction multiplied by the fair market value of a common stock as determined in good faith by the Management Committee of the Company.
Voting Rights
In connection with the Company’s issuance of Series A Stock, the Company’s Management Committee shall be reconstituted so as to be comprised on five members, including one member appointed by a majority of the Series A stockholders, one member appointed by a majority of the Series Seed Stock holders, two independent members and the Company’s Chief Executive Officer.
Redemption
Due to certain deemed liquidation events that are outside of the control of the Company, the Series A Stock and Series Seed Stock are contingently redeemable and presented as temporary equity in the accompanying consolidated balance sheets.

Redeemable Common Stock and Common Stock
As a result of the reverse triangular merger (see Note 1), the total number of shares of stock that the Company has authority to issue is 120,000,000 shares, of which 100,000,000 shares are common stock, $0.001 par value per share, 10,000,000 shares are Undesignated Preferred Stock, $0.001 par value per share, 5,000,000 shares of Series Seed Convertible Preferred Stock, $0.001 par value per share and 5,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share. Series Seed Stock and common stockholders do not have the power to take part in the direct management of the Company and have limited voting rights.

The Company issued 16,666 shares of common stock to Drexel during 2015 that included a put option right whereby Drexel may, at their option, request the Company repurchase the common stock held by Drexel upon the earlier of (i) several triggering events associated with insolvency and bankruptcy matters of the Company and (ii) the tenth anniversary of the original issuance of common stock to Drexel. Redemption, if elected by Drexel, is equal to the estimated fair value of common stock at the time of redemption. The shares held by Drexel are classified as temporary equity and presented outside of stockholders’ deficit within the accompanying condensed consolidated balance sheets. Changes in redemption value are recognized at each reporting period and based upon the estimated fair value of the redeemable common stock held by Drexel.
During the nine months ended September 30, 2020, the Company issued 7,512 shares of common stock to members of the board of managers as compensation for their services. No common stock was issued during the three months ended September 30, 2020. The Company recorded share-based compensation expense of $0.1 million in general and administrative expense during the nine months ended September 30, 2020. No common stock was granted during the nine months ended September 30, 2021.
Warrants for Common Stock
Since inception, the Company has granted warrants to purchase common stock at various dates. At September 30, 2021, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in 2016 and 2017	6,431	$4.28	June 2036 to December 2037
Issued in 2018 and 2019	87,716	$4.56	March 2038 to October 2039
Issued in 2019 to Related Party	13,281	$4.56	April 2039
Issued as part of Series A to Related Party in 2020	52,680	$7.17	December 2025
Issued as part of the Series A in 2021	208,731	$7.17	February to April 2026
Issued in 2021	111,576	$7.17	August 2026
	480,415
(7) Share-based Compensation
In April 2021, Context Therapeutics Inc. adopted the 2021 Long-Term Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit will automatically increase on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2021, 783,733 shares remained available for future grants.

Share-based awards generally vest over a period of one to three years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to April 2031.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
The Company recorded share-based compensation expense related to the issuance of options of $18,000 and $0.1 million in research and development and general and administrative expense, respectively, during the three months ended September 30, 2021 and $26,000 and $4,000 in research and development and general and administrative expense, respectively, during the three months ended September 30, 2020. The Company recorded share-based compensation expense related to the issuance of options $0.1 million and $0.2 million in research and development and general and administrative expense, respectively, during the nine months ended September 30, 2021 and $0.1 million and $12,000 in research and development and general and administrative expense, respectively, during the nine months ended September 30, 2020.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	2021	2020
Volatility	97.50%	97.86%
Risk free rate	1.03%	0.51%
Expected term	5.77	5.44
Dividend	—	—
Fair value of common stock	$4.92	$12.87
The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2021	24,830	$17.84	8.4
Granted	411,607	$4.95
Outstanding at September 30, 2021	436,437	$5.69	9.5
Exercisable at September 30, 2021	90,765	$8.08	9.1
Vested and expected to vest at September 30, 2021	436,437	$5.69	9.5
The weighted average fair value of share-based awards granted during the nine months ended September 30, 2021 and 2020 was $3.76 and $9.34, respectively. As of September 30, 2021, the unrecognized compensation cost related to outstanding share-based awards was $1.4 million and is expected to be recognized as expense over a weighted-average period of approximately 1.78 years.
Restricted Stock Units
The Company issues restricted stock units (“RSU”) to employees and consultants that generally vest monthly over one to three-year periods. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the service period.

The following table summarizes activity related to RSU share-based payment awards:

	Number of RSUs	Weighted Average Grant Date Fair value
Unvested balance at January 1, 2021	45	$13.55
Granted	50,096	$1.74
Vested	16,743	$1.74
Unvested balance at September 30, 2021	33,398	$1.74
The Company recorded share-based compensation expense of $10,000 and $25,000 in research and development expense for the three and nine months ended September 30, 2021 related to RSUs. As of September 30, 2021, the total unrecognized expense related to all RSUs was $0.1 million, which the Company expects to recognize over a weighted-average period of 1.29 years.

(8) Commitments and Contingencies
Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a license (the “Tyligand License Agreement”) and process development agreement (the “Tyligand Process Development Agreement”) (collectively, the “Tyligand Agreements”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of onapristone extended release (“ONA-XR”).
Under the terms of the Tyligand Agreements, Tyligand will be solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, Tyligand will be granted the exclusive right to ONA-XR and will be solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). The Company will retain rest of world rights to commercialize ONA-XR.
Under the Tyligand Process Development Agreement, the Company is obligated to pay Tyligand $0.8 million and a certain number of warrants exercisable for common stock upon successful completion of the manufacturing development plan, $2.0 million upon the completion of scale-up of the first cumulative 100 kilograms of the GMP-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement.
Per the Tyligand License Agreement, Tyligand shall pay the Company a non-refundable, non-creditable royalty at a rate in the mid-single digits of the net sales of each product in the Territory in each calendar quarter commencing with the first commercial sale of such product in the field in the Territory and ending upon the latest of (i) the sale of a generic product in the territory and (ii) 15 years after the date of the first commercial sale of product in the territory.
In August 2021, upon successful completion of the process development plan with Tyligand, the Company issued Tyligand warrants to purchase 111,576 shares of common stock at an exercise price of $7.17 per share. The Company recognized an expense and liability of $0.4 million to account for the fair value of the warrants upon completion of the manufacturing development plan in June 2021. Upon issuance of the warrants in August 2021, the Company reclassified the $0.4 million liability into equity. The Company has expensed $0.8 million related to the process development plan as of September 30, 2021.

Additionally, while the Company’s license agreement with Tyligand was signed in March 2020, the parties acknowledged that such signature was premature since the ‘successful completion’ under the process development agreement had not yet occurred, and as such, the parties properly executed the license agreement upon such successful completion in August 2021.

Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) for gynecologic cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million and granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and these costs were expensed to acquired in-process research and development during the nine months ended September 30, 2021. As a part of the agreement, Integral will be eligible to receive development and regulatory milestone payments totaling up to $55.3 million, sales milestone payments totaling up to $130 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.
(9) Related Party Transactions
Since inception through September 30, 2021, the Company entered into various convertible note agreements with the Related Party. The terms of the convertible notes and their subsequent conversions are further described in more detail in Note 5 and Note 6.

(10) Subsequent Events
Closing of initial public offering
In October 2021, the Company closed an IPO, in which it issued and sold 5,750,000 shares at a public offering price of $5.00 per share. Immediately prior to the completion of the IPO, all of the Company’s preferred stock converted into an aggregate of 4,836,867 shares of common stock and 480,415 warrants converted into 9,816 shares of common stock. The Company received gross proceeds of approximately $28.8 million as a result of the offering.

Private placement

On December 1, 2021, the Company entered into a definitive securities purchase agreement for a private placement of 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock that will result in gross proceeds of approximately $31.3 million, before deducting placement offering expenses. Each share of common stock and accompanying warrant are being sold together at a combined offering price of $6.25. The warrants have a term of 5.5 years and an exercise price of $6.25 per share. The private placement is expected to close on December 6, 2021, subject to customary closing conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2019 and 2020 included in our prospectus dated October 19, 2021, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our prospectus dated October 19, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act (“Prospectus”). Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biopharmaceutical company dedicated to improving the lives of women living with cancer. Our development team is advancing a pipeline of innovative therapies with a primary focus on treating female, hormone-dependent cancer, including breast, ovarian, and endometrial (uterine) cancer. Our first program and lead product candidate, ONA-XR, builds upon a foundation of successful drug development by our management team and advisors in the field of hormone-dependent cancers. ONA-XR is a potent and selective antagonist of the progesterone receptor, which has been linked to resistance to multiple classes of cancer therapeutics, including anti-estrogen therapies, across female hormone-dependent cancers.
We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt and convertible preferred stock. Our net loss was $7.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $26.2 million.

In October 2021, we closed an initial public offering (“IPO”) on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we entered into a definitive securities purchase agreement for a private placement, in which we agreed to sell 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock for expected gross proceeds of $31.3 million. We expect our existing cash and cash equivalents together with the proceeds from our IPO and expected proceeds from our private placement will be sufficient to fund our operations into 2024. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, in connection with the closing of our initial public offering, we have incurred and continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.
We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue our ongoing and planned research and development of our first program and lead product candidate ONA-XR;

•continue nonclinical studies and initiate clinical trials for our anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) product and for any additional product candidates that we may pursue;
•continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
•develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;
•acquire or in-license other product candidates and technologies;
•attract, hire and retain additional executive officers, clinical, scientific, quality control, and manufacturing management and administrative personnel;
•add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•expand our operations in the United States and to other geographies; and
•incur additional legal, accounting, investor relations and other expenses associated with operating as a public company.
We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings and/or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
The COVID-19 Pandemic and its Impacts on Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of COVID-19 during 2020 and 2021 has caused worldwide economic instability and significant volatility in the financial markets. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s ongoing or planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, contract research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future consolidated financial statements.
Components of Our Results of Operations
Operating Expenses
Acquired in-process research and development expenses
Acquired in-process research and development expense consists of initial up-front payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under Accounting Standard

Codification Topic 805, Business Combinations. Acquired in-process research and development expense reflects the cash paid and/or the estimated fair value of the equity consideration given.
Research and Development Expenses
Research and development expenses have consisted primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred, including:
•expenses incurred to conduct the necessary discovery-stage laboratory work, preclinical studies and clinical trials required to obtain regulatory approval;
•personnel expenses, including salaries, benefits and share-based compensation expense for our employees and consultants engaged in research and development functions;
•costs of funding research performed by third parties, including pursuant to agreements with clinical research organizations, or CROs, that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and clinical studies;
•expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses, milestone-based payments, and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•fees paid to consultants who assist with research and development activities;
•expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities and maintenance.
We track outsourced development costs and other external research and development costs to specific product candidates on a program-by-program basis, fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including share-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates.

General and Administrative Expenses
General and administrative expenses have consisted primarily of personnel expenses, including salaries, benefits and share-based compensation expense, for employees and consultants in executive, finance and accounting, legal, operations support, information technology and business development functions. General and administrative expense also includes corporate facility costs not otherwise included in research and development expense, including rent, utilities and insurance, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance and investor relations costs. If any of our current or future product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Interest Expense
Interest expense has consisted primarily of interest expense related to our Junior Convertible Notes (“Junior Convertible Notes”) and Senior Convertible Notes (“Senior Convertible Notes,” and together with the Junior Convertible Notes, the “Convertible Promissory Notes”) outstanding at December 31, 2020 and prior to conversion in February 2021. We expect our interest expense to decrease as our Convertible Promissory Notes have been converted into Series A Stock and Series Seed convertible preferred stock (“Series Seed Stock”). All of the outstanding Convertible Promissory Notes were converted as of February 2021.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$739,598	$468,671	270,927	58%
General and administrative	828,464	182,389	646,075	354%
Loss from operations	(1,568,062)	(651,060)	(917,002)	141%
Interest expense	(1,261)	(95,211)	93,950	-99%
Change in fair value of convertible promissory notes	—	(129,966)	129,966	-100%
Other income	126,531	—	126,531	100%
Net loss	$(1,442,792)	$(876,237)	(566,555)	65%
Research and Development Expenses
Research and development expenses increased by approximately $0.3 million from $0.5 million for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $0.3 million in preclinical and clinical trial costs as we continued our Phase 2 trial evaluating ONA-XR that began in late 2020 and conducted pre-clinical research for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) for gynecologic cancer therapy. Additionally, consulting services increased by approximately $0.1 million as we increased the use of third-party contractors to focus solely on developing our product candidates. The increases were offset by a decrease of $0.1 million in contracting manufacturing costs as the work on the initial manufacturing development plan was completed during the second quarter.

General and Administrative Expenses
General and administrative expenses increased by approximately $0.6 million from $0.2 million for the three months ended September 30, 2020 to $0.8 million for the three months ended September 30, 2021. The increase was mainly due to an increase of $0.5 million in salaries and related benefits as we hired an executive and issued share-based awards to members of management and the board of directors. Additionally, we incurred higher professional fees as we prepared to operate as a public company.

Interest Expense
Interest expense decreased by approximately $0.1 million from $0.1 million for the three months ended September 30, 2020 to $1,000 for the three months ended September 30, 2021, primarily due to decreased interest recognized in 2021 related to the conversion of the outstanding convertible promissory notes.
Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $0.1 million for the three months ended September 30, 2020. This change was attributable to a decrease in the fair value of our common stock.

Other Income
Other income of $0.1 million for the three months ended September 30, 2021 is primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Operating expenses:
Acquired in progress research and development	$3,087,832	$—	$3,087,832	100%
Research and development	2,511,438	1,046,662	1,464,776	140%
General and administrative	1,834,645	755,962	1,078,683	143%
Loss from operations	(7,433,915)	(1,802,624)	(5,631,291)	312%
Interest expense	(64,555)	(566,790)	502,235	-89%
Change in fair value of convertible promissory notes	9,317	9,798,628	(9,789,311)	-100%
Other income	124,148	—	124,148	100%
Net income (loss)	$(7,365,005)	$7,429,214	$(14,794,219)	-199%
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expense of $3.1 million for the nine months ended September 30, 2021, reflects the fair value of consideration paid/issued under the collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) for gynecologic cancer therapy. There was no such consideration issued under collaboration arrangements in 2020.

Research and Development Expenses
Research and development expenses increased by approximately $1.5 million from $1.0 million for the nine months ended September 30, 2020 to $2.5 million for the nine months ended September 30, 2021. The increase was mainly due to an increase of $0.9 million in preclinical and clinical trial costs as we continued our Phase 2 trial evaluating ONA-XR that began in late 2020 and conducted pre-clinical research for the development of a CLDN6 BsMAb for gynecologic cancer therapy, and an increase in contract manufacturing costs of $0.3 million for ONA-XR. Additionally, consulting services increased by approximately $0.2 million as we increased the use of third-party contractors to focus solely on developing our product candidates.

General and Administrative Expenses
General and administrative expenses increased by approximately $1.1 million from $0.8 million for the nine months ended September 30, 2020 to $1.8 million for the nine months ended September 30, 2021. The increase was mainly due to an increase of $0.6 million in salaries and related benefits as the Company hired an executive and issued share-based awards to members of management and the board of directors. Additionally, professional fees increased by $0.4 million as we prepared to operate as a public company.

Interest Expense
Interest expense decreased by approximately $0.5 million from $0.6 million for the nine months ended September 30, 2020 to $0.1 million for the nine months ended September 30, 2021 due to the conversion of all convertible promissory notes.

Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $9.8 million for the nine months ended September 30, 2020 and $9,000 for the nine months ended September 30, 2021. This change was attributable to a decrease in the fair value of our common stock.
Other Income
Other income of $0.1 million for the nine months ended September 30, 2021 is primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2021, we have funded our operations through the sale of convertible debt and convertible preferred stock, receiving aggregate net proceeds of $21.7 million. As of September 30, 2021, we had $0.4 million in cash and cash equivalents and had an accumulated deficit of $26.2 million. In October 2021, we closed an initial public offering (“IPO”) on the Nasdaq Stock Market and received gross proceeds of approximately $28.8 million as a result of the offering. Additionally, in December 2021, we entered into a definitive securities purchase agreement for a private placement of 5,000,000 shares of our common stock together with warrants to purchase 5,000,000 shares of our common stock and we expect to receive gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents together with the proceeds from our IPO and expected proceeds from our private placement will be sufficient to fund our operations into 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Funding Requirements
Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and various general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs of manufacturing our product candidates for clinical trials and in preparation for regulatory approval and commercialization;
•the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
•expenses needed to attract and retain skilled personnel;
•costs associated with being a public company;
•the costs required to scale up our clinical, regulatory and manufacturing capabilities;

•the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for any of our product candidates for which we receive regulatory approval; and
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive regulatory approval.

We will need additional funds to meet our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2021	2020
Cash used in operating activities	$(3,837,803)	$(858,595)
Cash used in investing activities	(250,000)	—
Cash provided by financing activities	4,165,918	799,054
Net increase (decrease) in cash and cash equivalents	$78,115	$(59,541)
Comparison of the Nine Months Ended September 30, 2021 and 2020
Operating Activities
During the nine months ended September 30, 2021, we used $3.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.4 million, a gain of $0.1 million from the extinguishment of debt and an increase in our operating assets and liabilities of $0.2 million. This was offset by non-cash in-process research and development charges of $3.1 million, the non-cash fair value measurement of warrants for services of $0.4 million and non-cash interest expense and share-based compensation of $0.4 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
During the nine months ended September 30, 2020, we used $0.9 million of cash in operating activities. Cash used in operating activities reflected the noncash change in fair value of convertible promissory notes of $9.8 million, offset by our net income of $7.4 million, noncash interest expense of $0.6 million, share-based compensation of $0.2 million and a $0.7 million net decrease in our operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was attributable to the initial upfront license fee of $0.3 million related to the Company’s acquired in-process research and development.
We did not have cash flows from investing activities during the nine months ended September 30, 2020.
Financing Activities
During the nine months ended September 30, 2021, financing activities provided $4.2 million, primarily consisting of net proceeds of $5.0 million from the sale of Series A Stock and warrants for common stock. This was offset by the payment of $0.8 million of offering costs related to our IPO.
During the nine months ended September 30, 2020, financing activities provided $0.8 million, consisting of $0.6 million of proceeds from the sale of Series A Stock and warrants for common stock, $25,000 from the issuance of convertible bridge notes, $50,000 from the sale of Series Seed Stock and $0.1 million of proceeds from the Paycheck Protection Program loan.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our prospectus dated October 19, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act, including without limitation, exemption to the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of this offering, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and either (a) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our IPO is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. During the preparation of our consolidated financial statements for the years ended December 31, 2019 and 2020, we and our independent registered public accounting firm identified a material weakness related to the lack of an appropriate review of the internally prepared financial statements which resulted in the Company’s failure to timely detect and correct certain misstatements within the consolidated financial statements. Such misstatements were corrected in the consolidated financial statements for the years ended December 31, 2019 and 2020. We also identified a material weakness as it relates to a lack of adequate segregation of accounting functions.
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. Our plan to remediate the material weaknesses in our internal control over financial reporting includes utilizing a portion of the working capital from our initial public offering to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared consolidated financial statements. In addition, we plan to retain outside consultants, expert in, and specializing in technical accounting and SEC reporting for public company registrants.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

ITEM 1A.     RISK FACTORS
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our prospectus dated October 19, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act (Prospectus). There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-256572) that was declared effective by the SEC on October 19, 2021. On October 22, 2021, 5,750,000 shares of our common stock were sold at a price to the public of $5.00 per share, for aggregate gross proceeds of $28.75 million. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering were sold prior to termination. ThinkEquity LLC acted as the underwriter of this offering.

We paid to the underwriter underwriting discounts and commissions of approximately $2.5 million in connection with the offering. In addition, we incurred expenses of approximately $1.8 million in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $24.4 million. The net proceeds shall be used in a manner consistent with the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds.”

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds.”
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

On December 1, 2021, the Company entered into a definitive securities purchase agreement (the “Purchase Agreement”) for a private placement of 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock that will result in gross proceeds of approximately $31.3 million, before deducting placement offering expenses. Each share of common stock and accompanying warrant are being sold together at a combined offering price of $6.25. The warrants have a term of 5.5 years and an exercise price of $6.25 per share. The private placement is expected to close on December 6, 2021, subject to customary closing conditions.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will prepare and file with the SEC one or more registration statements to register for resale the shares of common stock and the warrants to purchase shares of common stock.

The securities issued pursuant to the Purchase Agreement have not been registered under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws. Until so registered, the securities may not be offered or sold absent registration or availability of an applicable exemption from registration.

In connection with the offering of shares pursuant to the Purchase Agreement, each of the officers and directors of the Company entered into a lockup agreement pursuant to which, each agreed not to transfer any common stock, warrants or securities convertible into common stock or warrants until 60 days after the Effective Date of the registration statement upon which all of the shares and warrants issued under the Purchase Agreement are registered for resale.

The forms of warrants issued under the Purchase Agreement, the Purchase Agreement and the Registration Rights Agreement are filed as Exhibits 4.1, 10.3 and 10.4, respectively hereto. The foregoing summary of the terms of such documents are subject to, and qualified in its entirety by, the full text of each such document, which is incorporated herein by reference. No statement in the foregoing or the attached exhibits is an offer to purchase or a solicitation of an offer to sell the Company’s securities, and no offer, solicitation or sale will be made in any jurisdiction in which such offer, solicitation or sale is unlawful.
ITEM 6.     EXHIBITS

Exhibit No.	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

3.2
Amended and Restated Bylaws of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

4.1*	Form of Common Stock Purchase Warrant.
10.1^
Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

10.2^
Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on November 1, 2021).

10.3*	Securities Purchase Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the purchasers named therein.
10.4*	Registration Rights Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the investors named therein.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

* Filed herewith

^ Indicates management contract or compensatory plan.

+ This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2021

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)