Form 10-Q
period 2022-03-31
Context Therapeutics Inc.
filed 2022-05-11
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding at May 6, 2022 was 15,966,053 shares.

INDEX TO FORM 10-Q

Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I – FINANCIAL INFORMATION	6
Item 1. Financial Statements (unaudited):	6
Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	6
Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2022 and 2021	7
Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit for the Three Months ended March 31, 2021	8
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2022	9
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021	10
Notes to the Condensed Consolidated Financial Statements	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	31

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
•    our anticipated use of our existing cash and cash equivalents; and
•    other risks and uncertainties, including those listed under the caption “Risk Factors”;
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$45,728,235	$49,635,197
Prepaid expenses and other current assets	1,129,111	1,620,164
Total current assets	46,857,346	51,255,361
Operating lease right-of-use asset	116,467	—
Property and equipment, net	34,999	—
Other assets	24,000	—
Restricted cash	—	50,389
Total assets	$47,032,812	$51,305,750
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$454,834	$1,826,294
Accrued expenses and other current liabilities	1,059,915	1,207,121
Operating lease liability - current	91,908	—
Total current liabilities	1,606,657	3,033,415
Operating lease liability	31,669	—
Total liabilities	1,638,326	3,033,415
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at March 31, 2022 and December 31, 2021	15,966	15,966
Additional paid-in capital	78,071,297	77,510,809
Accumulated deficit	(32,692,777)	(29,254,440)
Total stockholders' equity	45,394,486	48,272,335
Total liabilities and stockholders' equity	$47,032,812	$51,305,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,351,495	$438,739
General and administrative	2,091,467	401,579
Loss from operations	(3,442,962)	(840,318)
Interest income (expense), net	5,864	(62,985)
Change in fair value of convertible promissory notes	—	9,317
Other (expense) income	(1,239)	1,937
Net loss	$(3,438,337)	$(892,049)
Net loss per common share, basic and diluted	$(0.22)	$(2.55)
Weighted average shares outstanding, basic and diluted	15,966,053	349,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit
(Unaudited)

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	210,715	$1,400,935	2,624,324	$6,341,288	16,666	$29,000	331,789	$332	$1,876,159	$(18,797,570)	$(16,921,079)
Sale of Series A preferred stock, net of offering costs of $213,073	453,094	3,034,526	—	—	—	—	—	—	—	—	—
Conversion of Senior Convertible Notes, including accrued interest, to Series A preferred stock	844,824	5,728,793	—	—	—	—	—	—	137,497	—	137,497
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(158,658)	—	—	—	—	—	—	158,658	—	158,658
Fair value of warrants issued as placement agent fees	—	(13,388)	—	—	—	—	—	—	13,388	—	13,388
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	4,218	4	25,509	—	25,513
Net loss	—	—	—	—	—	—	—	—	—	(892,049)	(892,049)
Balance at March 31, 2021	1,508,633	$9,992,208	2,624,324	$6,341,288	16,666	$29,000	336,007	$336	$2,211,211	$(19,689,619)	$(17,478,072)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	$15,966	$78,071,297	$(32,692,777)	$45,394,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,438,337)	$(892,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	214,958	25,513
Non-cash interest expense	—	62,985
Change in fair value of convertible promissory notes	—	(9,317)
Reduction in the carrying amount of operating lease right-of-use asset	14,021	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	491,053	(1,746)
Other assets	(24,000)	—
Accounts payable	(1,269,389)	(1,299,101)
Operating lease liability	(6,911)	—
Accrued expenses and other current liabilities	198,324	398,464
Cash used in operating activities	(3,820,281)	(1,715,251)
Cash flows from investing activities:
Purchase of property and equipment	(34,999)	—
Cash used in investing activities	(34,999)	—
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	(102,071)	—
Proceeds from the sale of Series A preferred stock, net	—	3,034,526
Cash (used in) provided by financing activities	(102,071)	3,034,526
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,957,351)	1,319,275
Cash, cash equivalents and restricted cash at beginning of period	49,685,586	341,037
Cash, cash equivalents and restricted cash at end of period	$45,728,235	$1,660,312

Supplemental disclosure of non-cash activities:
Conversion of convertible promissory notes, including accrued interest, to Series A preferred stock	$—	$5,866,290
Issuance of warrants in conjunction with Series A preferred stock	$—	$172,046
Deferred offering costs in accounts payable	$—	$463,092
Issuance of warrants for services provided	$345,530	$—
Right-of-use asset obtained in exchange for lease obligation	$130,488	$—

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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $32.7 million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company believes its cash and cash equivalents of $45.7 million as of March 31, 2022 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, substantial additional financing will be needed by the Company to fund its operations and to commercially develop its current and future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
In the first half of 2021, the Company raised $5.0 million in net proceeds related to the sale of its Series A convertible preferred stock (“Series A Stock”) and warrants for common stock.

In October 2021, the Company closed an initial public offering (“IPO”), in which it issued and sold 5,750,000 shares at a public offering price of $5.00 per share. In addition, at the closing of the IPO, the Company issued warrants to purchase up to 250,000 shares of common stock to designees of the placement agent. The placement agent's warrants have an exercise price of $6.25 per share and a term of five years from the date of issuance. Immediately prior to the completion of the IPO, all of the Company’s preferred stock and redeemable common stock converted into an aggregate of 4,853,533 shares of common stock and 480,415 warrants converted into 9,816 shares of common stock. The Company received net proceeds of approximately $24.4 million as a result of the offering.

In December 2021, the Company sold 5,000,000 shares of its common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement and received net proceeds of approximately $28.9 million. Each share of common stock and accompanying warrant were sold together at a combined offering price of $6.25. The warrants have a term of 5.5 years and an exercise price of $6.25 per share. In addition, at the closing of the private placement, the Company issued warrants to purchase up to 250,000 shares of common stock to designees of the placement agent. The placement agent’s warrants have an exercise price of $6.25 per share and a term of 5.5 years from the date of issuance.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021. The consolidated financial information as of December 31, 2021 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Ireland Ltd., the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, the fair value of common stock, share-based compensation arrangements, the fair value of convertible debt and in recording the prepayments, accruals and associated expense for research and development activities performed for the Company by third parties.

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

Fair Value of Financial Instruments
The carrying amount of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, and accounts payable, approximate their fair values given their short-term nature.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts.
The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which is reported as restricted cash on its condensed consolidated balance sheets. There were no amounts restricted as of March 31, 2022 as the collateral was released to the Company.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations.

Property and Equipment
Property and equipment consists of office equipment, furniture, and leasehold improvements and is recorded at cost. Property and equipment is depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their economic lives or the remaining lease term. As the property and equipment was not placed into service as of March 31, 2022, depreciation has not been recorded for the reporting period.

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

The Company classifies share-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.
The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. The Company lacks Company-specific historical and implied volatility information. Therefore, management estimates the expected share price volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded share price. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
In addition, the Company measures and recognizes share-based compensation expense for advisors, officers and director restricted share-based awards based on the grant date fair value of the awards.

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible promissory notes, preferred stock, warrants and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended
	March 31, 2022	March 31, 2021
Series Seed convertible preferred stock	—	2,624,324
Series A convertible preferred stock	—	1,508,633
Stock options	1,180,222	27,330
Unvested restricted stock awards	—	45,922
Warrants	5,860,000	288,476
	7,040,222	4,494,685

Amounts in the above table reflect common stock equivalents.

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
 Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) the lease classification or (c) the determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted this standard on January 1, 2022 and the adoption did not have a material impact on its condensed consolidated financial statements due to the fact that the Company did not have any material long-term leasing arrangements as of the date of adoption.
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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$45,512,012	$45,512,012	$—	$—

		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$49,051,061	$49,051,061	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Compensation and benefits	$215,654	$436,990
Clinical trial costs	360,568	339,072
Manufacturing development costs	434,792	—
Professional fees	15,912	345,530
Other	32,989	85,529
Total	$1,059,915	$1,207,121

(6) Convertible Promissory Notes and Other Debt
Senior Convertible Notes
The Company previously issued certain convertible promissory notes (the "Junior Convertible Notes") to various investors which were converted into Senior Convertible Notes (the "Senior Convertible Notes" (collectively, the "Convertible Promissory Notes").

All of the outstanding principal and accrued but unpaid interest associated with the Senior Convertible Notes converted into 844,824 shares of Series A Stock in February 2021, of which 430,467 shares were issued to the the Company's Chief Executive Officer and an immediate family member (the "Related Party"). Due to certain embedded features within the Senior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Senior Convertible Notes was $5.7 million and was reclassified to Series A convertible preferred equity. The Company recorded a non-cash credit of $9,000 in the condensed consolidated statement of operations for the three months ended March 31, 2021 related to the decrease in fair value of the Senior Convertible Notes. For the three months ended March 31, 2021, the Company recognized $46,000 of interest expense in connection with the Senior Convertible Notes, including $23,000 payable to the Related Party, respectively.
Paycheck Protection Program
In May 2020, the Company entered into an original loan agreement with Pacific Western Bank as the lender (“Lender”) for a loan in an aggregate principal amount of $0.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, extended the deferral period for loan payments to either (1) the date that Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The Loan was set to mature in two years and bore interest at a rate of 1.0% per year, with all payments deferred through September 5, 2021. At March 31, 2021, the outstanding principal balance of the Loan was approximately $124,000. The entire PPP Loan was forgiven in July 2021.
(7) Convertible Preferred Stock, Redeemable Common Stock and Common Stock
Series A convertible preferred stock and Series Seed convertible preferred stock
In February and March 2021, the Company sold 453,094 shares of Series A Stock for $7.168 per share for net proceeds of $3.0 million. The Company also issued 113,276 warrants to purchase common stock at an exercise price of $7.168 to the Series A stockholders as part of the Series A Stock financing. Additionally, the Company issued 24,134 warrants to purchase common stock at an exercise price of $7.168 to placement agents as a part of the Series A Stock financing.
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

Warrants for Common Stock

In March 2022, the Company issued 360,000 warrants to purchase common stock with an exercise price of $10.00 per share and a term of 5.76 years as compensation for professional consulting services performed in 2021. The estimated fair value of the warrants of $0.3 million was recorded in general and administrative expense during the year ended December 31, 2021 and was also reflected as a liability on the condensed consolidated balance sheet as of December 31, 2021. The liability was reclassified into additional paid-in capital in March 2022 upon the issuance of the warrants.
At March 31, 2022, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(8) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit will automatically increase on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of March 31, 2022, 707,817 shares remained available for future grants.

Share-based awards generally vest over a period of one to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to February 2032.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
The Company recorded share-based compensation expense related to the issuance of options of $33,000 and $0.2 million in research and development and general and administrative expense, respectively, during the three months ended March 31, 2022 and $24,000 and $2,000 in research and development and general and administrative expense, respectively, during the three months ended March 31, 2021.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	2022	2021
Expected stock price volatility	86.86%	98.26%
Risk-free interest rate	1.91%	0.65%
Expected term (in years)	6.03	5.48
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	506,691	$5.68	9.3
Granted	673,531	$1.82
Outstanding at March 31, 2022	1,180,222	$3.48	9.5
Vested and exercisable at March 31, 2022	177,922	$6.68	8.9
Vested and expected to vest at March 31, 2022	1,180,222	$3.48	9.5
The weighted average fair value of share-based awards granted during the three months ended March 31, 2022 and 2021 was $1.33 and $0.95, respectively. As of March 31, 2022, the unrecognized compensation cost related to outstanding share-based awards was $2.1 million and is expected to be recognized as expense over a weighted-average period of approximately 1.89 years.
Restricted Stock Units
The Company issues restricted stock units (“RSU”) to employees and consultants that generally vest monthly over one to three-year periods. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the service period.

The Company recorded share-based compensation expense of $4,000 in research and development expense for the three months ended March 31, 2021 related to RSUs. There were no RSUs outstanding as of March 31, 2022 or December 31, 2021.
(9) Commitments and Contingencies
Operating Lease

In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and is set to expire on July 30, 2023.

As of March 31, 2022, the operating lease right-of-use asset and the operating lease liabilities were $0.1 million and $0.1 million, respectively. The weighted average discount rate used to account for the Company’s operating leases under Topic 842 is the Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is 1.33 years.

Rent expense related to the Company’s operating lease was approximately $15,000 for the three months ended March 31, 2022. The Company recognizes rent expense on a straight-lined basis over the lease period and accrues for rent expense incurred but not yet paid.

Future minimum lease payments under the sublease is $0.1 million.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended March 31, 2022, the Company provided contributions of approximately $25,000.

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
Under the Tyligand Process Development Agreement, the Company paid Tyligand $0.8 million and issued 111,576 warrants to purchase shares of common stock at an exercise price of $7.17 per share upon successful completion of the manufacturing development plan in 2021. The warrants were cancelled in connection with the Company’s IPO. In addition, $2.0 million will be payable upon the completion of scale-up of the first cumulative 100 kilograms of the GMP-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsMAb”) for gynecologic cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million and granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and these costs were expensed to acquired in-process research and development during the year ended December 31, 2021. As a part of the agreement, Integral will be eligible to receive development and regulatory milestone payments totaling up to $55.3 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission, or SEC, on March 23, 2022. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K . Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
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

In 2020, we initiated a Phase 2 investigator-sponsored trial in collaboration with Jefferson Health to evaluate ONA-XR in combination with Arimidex (anastrozole) in PR+ endometrial cancer and preliminary data is expected in mid-2022. Also, in 2020 we initiated a Phase 0 trial of ONA-XR in a window of opportunity study in primary breast cancer, and we reported preliminary data at the San Antonio Breast Cancer Symposium in December 2021. In 2021, a Phase 1b/2 investigator-sponsored trial was initiated in collaboration with Memorial Sloan Kettering Cancer Center (MSK) to evaluate ONA-XR in combination with Ibrance (palbociclib) and Femara (leterozole) in first line (1L) metastatic breast cancer patients with biochemically recurrent disease, defined as circulating tumor DNA (ctDNA) positive. This is potentially a new clinical opportunity for the estimated 20% of 1L patients who are at high risk of early disease progression on Ibrance plus Femara combination therapy and Phase 1b data is expected in the second half of 2022. In 2021, the first stage of a Phase 2 investigator-sponsored trial initiated by MSK to evaluate ONA-XR in recurrent granulosa cell tumors (GCT) of the ovary was completed. In July 2021, MSK initiated the second stage of this trial evaluating ONA-XR in combination with Arimidex, and preliminary data is expected in the second half of 2022. Also in 2021, a Phase 2 investigator-sponsored trial was initiated in collaboration with Wisconsin Oncology Network (WON) to evaluate ONA-XR in combination with Faslodex (fulvestrant) in second line (2L) or third line (3L) metastatic breast cancer. This trial is intended to evaluate potential ONA-XR plus Faslodex drug synergy after treatment failure of CDK4/6 and/or PIK3α inhibitors, and preliminary data is expected in the second half of 2022. In 2022, WON initiated a sub-study of its Phase 2 trial in 2L/3L metastatic breast cancer that evaluates the uptake of radiolabeled progesterone (F-FFNP) via PET imaging in breast tumors.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the issuance of convertible debt, convertible preferred stock and sale of common stock. Our net loss was $3.4 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $32.7 million.

In October 2021, we closed an initial public offering (“IPO”) on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents will be sufficient to fund our operations into 2024. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, in connection with the closing of our initial public offering, we have incurred and continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.
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
Interest Expense
Interest expense has consisted primarily of interest related to our convertible promissory notes that converted to Series A stock in 2021. All of the outstanding Convertible Promissory Notes were converted as of February 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$1,351,495	$438,739	912,756	208%
General and administrative	2,091,467	401,579	1,689,888	421%
Loss from operations	(3,442,962)	(840,318)	(2,602,644)	310%
Interest income (expense), net	5,864	(62,985)	68,849	-109%
Change in fair value of convertible promissory notes	—	9,317	(9,317)	-100%
Other (expense) income	(1,239)	1,937	(3,176)	100%
Net loss	$(3,438,337)	$(892,049)	(2,546,288)	285%
Research and Development Expenses
Research and development expenses increased by approximately $0.9 million from $0.4 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022. The increase was primarily due to an increase in contract manufacturing costs of $0.4 million for ONA-XR, an increase of $0.2 million in preclinical costs mainly associated with conducting research for the development of a CLDN6 BsMAb for gynecologic cancer therapy, and an increase of $0.1 million in clinical trial costs related to our Phase 2 trials evaluating ONA-XR. Additionally, salaries and related benefits increased by approximately $0.1 million due to a higher headcount from the prior year.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.7 million from $0.4 million for the three months ended March 31, 2021 to $2.1 million for the three months ended March 31, 2022. The increase was mainly due to an increase of $0.8 million in compensation and share-based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements. Additionally, expenses increased by $0.8 million due to higher insurance costs of

$0.4 million, professional fees and consulting services of $0.3 million, and other costs associated with operating as a public company.

Interest Income (Expense), net
Interest income (expense), net, decreased by approximately $0.1 million from $0.1 million for the three months ended March 31, 2021 to $6,000 for the three months ended March 31, 2022, primarily due to the conversion of all convertible promissory notes during 2021.
Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $9,000 for the three months ended March 31, 2021. This change was attributable to a decrease in the fair value of our common stock.

Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2022, we have funded our operations through the sale of convertible debt, convertible preferred stock and common stock. As of March 31, 2022, we had $45.7 million in cash and cash equivalents and had an accumulated deficit of $32.7 million.

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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
Cash used in operating activities	$(3,820,281)	$(1,715,251)
Cash used in investing activities	(34,999)	—
Cash (used in) provided by financing activities	(102,071)	3,034,526
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,957,351)	$1,319,275
Comparison of the Three Months Ended March 31, 2022 and 2021
Operating Activities
During the three months ended March 31, 2022, we used $3.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $3.4 million and a net change in our operating assets and liabilities of $0.6 million. This was offset by non-cash share-based compensation of $0.2 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
During the three months ended March 31, 2021, we used $1.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $0.9 million and an increase in our operating assets and liabilities of $0.9 million. This was offset by non-cash interest expense and share-based compensation of $0.1 million. The primary uses of cash were to fund our operations related to the development of our product candidates and fees incurred in connection with our initial public offering.

Investing Activities

During the three months ended March 31, 2022, we used $35,000 of cash to purchase property and equipment.
We did not have cash flows from investing activities during the three months ended March 31, 2021.
Financing Activities
During the three months ended March 31, 2022, cash used in financing activities was $0.1 million, consisting of the payment of offering costs related to our December 2021 private placement.
During the three months ended March 31, 2021, financing activities provided $3.0 million, consisting of net proceeds from the sale of Series A preferred stock and warrants for common stock.

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

Critical Accounting Policies

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2022, the Company issued 360,000 warrants to purchase common stock with an exercise price of $10.00 per share and a term of 5.76 years as compensation for professional consulting services performed in 2021. The shares underlying the warrants were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(1) of the Securities Act, and Regulation D as promulgated thereunder.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

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
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 hereto)

* Filed herewith

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

Date: May 11, 2022

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)