Form 10-Q
period 2022-06-30
Context Therapeutics Inc.
filed 2022-08-11
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Philadelphia, Pennsylvania 19103
(Address of principal executive offices, including zip code)

(267) 225-7416
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CNTX	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding at August 9, 2022 was 15,966,053 shares.

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
•    the timing, progress and results of preclinical studies and clinical trials for onapristone extended release (“ONA-XR”), anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsAb”), and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final U.S. Food and Drug Administration approval of ONA-XR, CLDN6 BsAb and any other future product candidates;
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
•    our dependence on collaborations with third parties for certain research, development and commercialization activities;
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
•    our ability to obtain, and negotiate favorable terms of, collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$42,921,214	$49,635,197
Prepaid expenses and other current assets	1,578,623	1,620,164
Total current assets	44,499,837	51,255,361
Operating lease right-of-use asset	95,251	—
Property and equipment, net	33,955	—
Other assets	67,750	—
Restricted cash	—	50,389
Total assets	$44,696,793	$51,305,750
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$945,462	$1,826,294
Accrued expenses and other current liabilities	2,001,003	1,207,121
Operating lease liability - current	93,062	—
Total current liabilities	3,039,527	3,033,415
Operating lease liability	7,967	—
Total liabilities	3,047,494	3,033,415
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at June 30, 2022 and December 31, 2021	15,966	15,966
Additional paid-in capital	78,312,621	77,510,809
Accumulated deficit	(36,679,288)	(29,254,440)
Total stockholders' equity	41,649,299	48,272,335
Total liabilities and stockholders' equity	$44,696,793	$51,305,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Acquired in-process research and development	$500,000	$3,087,832	$500,000	$3,087,832
Research and development	1,517,243	1,333,101	2,868,738	1,771,840
General and administrative	1,990,568	604,602	4,082,035	1,006,181
Loss from operations	(4,007,811)	(5,025,535)	(7,450,773)	(5,865,853)
Interest income (expense), net	21,296	(309)	27,160	(63,294)
Change in fair value of convertible promissory notes	—	—	—	9,317
Other income (expense)	4	(4,320)	(1,235)	(2,383)
Net loss	$(3,986,511)	$(5,030,164)	$(7,424,848)	$(5,922,213)
Net loss per common share, basic and diluted	$(0.25)	$(14.18)	$(0.47)	$(16.82)
Weighted average shares outstanding, basic and diluted	15,966,053	354,829	15,966,053	352,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit
(Unaudited)

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	210,715	$1,400,935	2,624,324	$6,341,288	16,666	$29,000	331,789	$332	$1,876,159	$(18,797,570)	$(16,921,079)
Sale of Series A preferred stock, net of offering costs of $213,073	453,094	3,034,526	—	—	—	—	—	—	—	—	—
Conversion of Senior Convertible Notes, including accrued interest, to Series A preferred stock	844,824	5,728,793	—	—	—	—	—	—	137,497	—	137,497
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(158,658)	—	—	—	—	—	—	158,658	—	158,658
Fair value of warrants issued as placement agent fees	—	(13,388)	—	—	—	—	—	—	13,388	—	13,388
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	4,218	4	25,509	—	25,513
Net loss	—	—	—	—	—	—	—	—	—	(892,049)	(892,049)
Balance at March 31, 2021	1,508,633	$9,992,208	2,624,324	$6,341,288	16,666	$29,000	336,007	$336	$2,211,211	$(19,689,619)	$(17,478,072)
Sale of Series A preferred stock, net of offering costs of $96,948	285,351	1,948,309	—	—	—	—	—	—	—	—	—
Fair value of Series A preferred stock issued in conjunction with collaboration and licensing agreement	418,559	2,837,832	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(106,935)	—	—	—	—	—	—	106,935	—	106,935
Fair value of warrants issued as placement agent fees	—	(30,409)	—	—	—	—	—	—	30,409	—	30,409
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	6,262	6	119,357	—	119,363
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	53,330	—	—	(53,330)	—	(53,330)
Net loss	—	—	—	—	—	—	—	—	—	(5,030,164)	(5,030,164)
Balance at June 30, 2021	2,212,543	$14,641,005	2,624,324	$6,341,288	16,666	$82,330	342,269	$342	$2,414,582	$(24,719,783)	$(22,304,859)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	15,966	78,071,297	(32,692,777)	45,394,486
Share-based compensation expense	—	—	241,324	—	241,324
Net loss	—	—	—	(3,986,511)	(3,986,511)
Balance at June 30, 2022	15,966,053	$15,966	$78,312,621	$(36,679,288)	$41,649,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(7,424,848)	$(5,922,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	500,000	3,087,832
Fair value of warrants for services provided	—	371,895
Share-based compensation expense	456,282	144,876
Depreciation and amortization expense	2,881	—
Non-cash interest expense	—	63,294
Change in fair value of convertible promissory notes	—	(9,317)
Reduction in the carrying amount of operating lease right-of-use asset	35,237	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,541	(12,715)
Other assets	(67,750)	—
Accounts payable	(1,278,761)	(2,305,729)
Accrued expenses and other current liabilities	1,139,412	787,907
Operating lease liability	(29,459)	—
Cash used in operating activities	(6,625,465)	(3,794,170)
Cash flows from investing activities:
Acquired in-process research and development	—	(250,000)
Purchase of property and equipment	(36,836)	—
Cash used in investing activities	(36,836)	(250,000)
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	(102,071)	—
Proceeds from the sale of Series A preferred stock, net	—	4,982,835
Cash (used in) provided by financing activities	(102,071)	4,982,835
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,764,372)	938,665
Cash, cash equivalents and restricted cash at beginning of period	49,685,586	341,037
Cash, cash equivalents and restricted cash at end of period	$42,921,214	$1,279,702

Supplemental disclosure of non-cash activities:
Conversion of convertible promissory notes, including accrued interest, to Series A preferred stock	$—	$5,866,290
Issuance of warrants in conjunction with Series A preferred stock	$—	$309,390
Series A preferred stock issued for acquired in-process research and development	$—	$2,837,832
Deferred offering costs in accounts payable	$—	$1,300,535
Acquired in-process research and development in accounts payable	$500,000	$—
Issuance of warrants for services provided	$345,530	$—
Right-of-use asset obtained in exchange for lease obligation	$130,488	$—
Change in fair value of redeemable common stock to redemption value	$—	$53,330

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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $36.7 million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company believes its cash and cash equivalents of $42.9 million as of June 30, 2022 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, substantial additional financing will be needed by the Company to fund its operations and to commercially develop its current and future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021. The consolidated financial information as of December 31, 2021 included herein has been derived from the annual audited consolidated financial statements.
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
The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which is reported as restricted cash on its condensed consolidated balance sheets. There were no amounts restricted as of June 30, 2022, as the collateral was released to the Company in the first quarter of 2022.

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
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2022	2021
Series Seed convertible preferred stock	—	2,624,324
Series A convertible preferred stock	—	2,212,543
Stock options	1,366,749	436,437
Unvested restricted stock awards	—	39,659
Warrants	5,860,000	368,839
	7,226,749	5,681,802

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$42,783,308	$42,783,308	$—	$—

		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$49,051,061	$49,051,061	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Compensation and benefits	$398,218	$436,990
Research and development costs	1,525,735	339,072
Professional fees	26,981	345,530
Other	50,069	85,529
Total	$2,001,003	$1,207,121

(6) Convertible Promissory Notes and Other Debt
Senior Convertible Notes
The Company previously issued certain convertible promissory notes (the “Junior Convertible Notes”) to various investors which were converted into Senior Convertible Notes (the “Senior Convertible Notes”) collectively, (the “Convertible Promissory Notes”).

All of the outstanding principal and accrued but unpaid interest associated with the Senior Convertible Notes converted into 844,824 shares of Series A Stock in February 2021, of which 430,467 shares were issued to the Company's Chief Executive Officer and an immediate family member (the "Related Party"). Due to certain embedded features within the Senior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Senior Convertible Notes was $5.7 million and was reclassified to Series A convertible preferred stock. The Company recorded a non-cash credit of $9,000 in the condensed consolidated statement of operations for the six months ended June 30, 2021 related to the decrease in fair value of the Senior Convertible Notes. For the three and six months ended June 30, 2021, the Company recognized $46,000 of interest expense in connection with the Senior Convertible Notes, including $23,000 payable to the Related Party, respectively.
Paycheck Protection Program
In May 2020, the Company entered into an original loan agreement with Pacific Western Bank as the lender (“Lender”) for a loan in an aggregate principal amount of $0.1 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and implemented by the U.S. Small Business Administration. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, extended the deferral period for loan payments to either (1) the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Loan was set to mature in two years and bore interest at a rate of 1.0% per year, with all payments deferred through September 5, 2021. At June 30, 2021, the outstanding principal balance of the Loan was approximately $124,000. The entire PPP Loan was forgiven in July 2021.
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

In October 2021, the Company completed its IPO in which the Company sold 5,750,000 shares at a public offering price of $5.00 per share. Immediately prior to the completion of the IPO, all of the Company’s preferred stock and redeemable common stock converted into an aggregate of 4,853,533 shares of common stock and all of the outstanding warrants converted into 9,816 shares of common stock. The Company received net proceeds of $24.4 million as a result of the offering. The Company issued 250,000 warrants to a placement agent as part of the offering with an exercise price of $6.25 per share and a term of 5.0 years.

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
At June 30, 2022, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(8) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit will automatically increase on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of June 30, 2022, 521,290 shares remained available for future grants.

Share-based awards generally vest over a period of one to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to June 2032.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$26,947	$18,963	$59,907	$38,902
General and administrative	214,377	89,507	396,375	90,749
	$241,324	$108,470	$456,282	$129,651
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the six months ended June 30, 2022 and 2021, respectively, were as follows:

	2022	2021
Expected stock price volatility	86.96%	97.50%
Risk-free interest rate	2.14%	1.03%
Expected term (in years)	5.96	5.77
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	506,691	$5.68	9.3
Granted	860,058	$1.85
Outstanding at June 30, 2022	1,366,749	$3.27	9.4
Vested and exercisable at June 30, 2022	226,492	$6.21	8.7
Vested and expected to vest at June 30, 2022	1,366,749	$3.27	9.4
The weighted average fair value of share-based awards granted during the six months ended June 30, 2022 and 2021 was $1.36 and $3.76, respectively. As of June 30, 2022, the unrecognized compensation cost related to outstanding share-based awards was $2.2 million and is expected to be recognized as expense over a weighted-average period of approximately 1.77 years.
Restricted Stock Units
The Company issues RSUs to employees and consultants that generally vest monthly over one to three-year periods. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the service period.

The Company recorded share-based compensation expense of approximately $11,000 and $15,000 in research and development expense for the three and six months ended June 30, 2021, respectively, related to RSUs. There were no RSUs outstanding as of June 30, 2022 or December 31, 2021.
(9) Commitments and Contingencies
Operating Lease

In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and is set to expire on July 30, 2023.

As of June 30, 2022, the operating lease right-of-use asset and the operating lease liabilities were $0.1 million and $0.1 million, respectively. The weighted average discount rate used to account for the Company’s operating leases under Topic 842 is the

Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is 1.08 years.

Rent expense related to the Company’s operating lease was approximately $23,000 and $38,000 for the three and six months ended June 30, 2022, respectively. The Company recognizes rent expense on a straight-lined basis over the lease period and accrues for rent expense incurred but not yet paid.

Future minimum lease payments under the sublease are $0.1 million at June 30, 2022.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three and six months ended June 30, 2022, the Company provided contributions of approximately $17,000 and $42,000, respectively.

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
Under the Tyligand Process Development Agreement, the Company paid Tyligand $0.8 million and issued 111,576 warrants to purchase shares of common stock at an exercise price of $7.17 per share upon successful completion of the manufacturing development plan in 2021. The warrants were cancelled in connection with the Company’s IPO. In addition, $2.0 million will be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsAb”) for gynecologic cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million and granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and these costs were expensed to acquired in-process research and development during the year ended December 31, 2021. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling up to $54.8 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement. In the second quarter of 2022, the Company expensed $0.5 million in acquired in-process research and development related to a development milestone achieved under the agreement with Integral.

Research and Development Arrangements
In the course of normal business operations, the Company enters into agreements with universities and contract research organizations to assist in the performance of research and development activities and contract manufacturers to assist with chemistry, manufacturing, and controls related expenses. Expenditures to contract research organizations represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.
(10) Subsequent Event

On August 1, 2022, the Company entered into a Clinical Trial Collaboration and Supply Agreement (the “Menarini Agreement”) with Berlin-Chemie AG - Menarini Group - (“Menarini”). Pursuant to the Menarini Agreement, Menarini will provide, at no cost to the Company, elacestrant, its nonsteroidal combined selective estrogen receptor modulator and selective estrogen receptor degrader therapy, for use in combination with the Company’s investigational drug, ONA-XR, in a planned Phase 1/2 clinical trial (the “Menarini Study”). Under the Menarini Agreement, the Company will sponsor, fund and conduct the Menarini Study. There are no development, regulatory or sales milestone payments that would be owed under the Menarini Agreement. All inventions generated under the Menarini Study related to the combined use of each company’s compounds will be jointly owned by both parties

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC"), on March 23, 2022. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biopharmaceutical company dedicated to improving the lives of women living with cancer. Our development team is advancing a pipeline of innovative therapies with a primary focus on treating female cancers, including breast, ovarian, and endometrial (uterine) cancer. Our most advanced product candidate, onapristone extended-release (“ONA-XR”), builds upon a foundation of successful drug development by our management team and advisors in the field of hormone-dependent cancers. ONA-XR is a potent and selective antagonist of the progesterone receptor, which has been linked to resistance to multiple classes of cancer therapeutics, including anti-estrogen therapies, across female hormone-dependent cancers.

On August 1, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Menarini Agreement”) with Berlin-Chemie AG - Menarini Group - (“Menarini”). Pursuant to the Menarini Agreement, Menarini will provide, at no cost to us, elacestrant, its nonsteroidal combined selective estrogen receptor modulator and selective estrogen receptor degrader therapy, for use in combination with our investigational drug, ONA-XR, in a planned Phase 1/2 clinical trial (the “Menarini Study”). Under the Menarini Agreement, we will sponsor, fund and conduct the Menarini Study. Under the Menarini Agreement, Menarini has agreed to manufacture and supply elacestrant at Menarini's cost and for no charge to us for use in the Menarini Study and to provide cell-free nucleic acid analysis of the anonymized blood samples of all Menarini Study patients. We will own any data and sample testing results produced in the Menarini Study. We and Menarini will jointly own any rights to inventions relating to the combined use of elacestrant and ONA-XR, while Menarini will own certain inventions solely related to elacestrant and we will own certain inventions solely related to ONA-XR. Additionally, should the Menarini Study be successful such that we or Menarini desire to pursue a Phase 3 study, the other party would be obligated to use commercially reasonable efforts to provide a reasonable supply of such study drug for a Phase 3 study at a reasonable cost. We and Menarini will form a joint development committee responsible for coordinating all activities between the parties under the Menarini Agreement. Additionally, should we receive a bona-fide third-party offer to sell, divest or license ONA-XR, we shall, subject to certain exceptions, inform Menarini of the receipt of an offer and, if Menarini timely provides proposed terms for such a transaction in writing, we shall consider such terms in good faith.

In 2020, we initiated a Phase 2 investigator-sponsored trial in collaboration with Jefferson Health to evaluate ONA-XR in combination with Arimidex (anastrozole) in PR+ endometrial cancer, and preliminary data is expected in the fourth quarter of 2022. Also, in 2020 we initiated a Phase 0 trial of ONA-XR in a window of opportunity study in primary breast cancer, and we reported preliminary data at the San Antonio Breast Cancer Symposium in December 2021. In 2021, a Phase 1b/2 investigator-sponsored trial was initiated in collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) to evaluate ONA-XR in combination with Ibrance (palbociclib) and Femara (leterozole) in first line (“1L”) metastatic breast cancer patients with biochemically recurrent disease, defined as circulating tumor DNA (“ctDNA”) positive. This is potentially a new clinical opportunity for the estimated 20% of 1L patients who are at high risk of early disease progression on Ibrance plus Femara combination therapy and Phase 1b data is expected in mid-2023. In 2021, the first stage of a Phase 2 investigator-sponsored trial initiated by MSK to evaluate ONA-XR in recurrent granulosa cell tumors (“GCT”) of the ovary was completed. In July 2021, MSK initiated the second stage of this trial evaluating ONA-XR in combination with Arimidex, and preliminary data is expected in the fourth quarter of 2022. Also in 2021, a Phase 2 investigator-sponsored trial was initiated in collaboration with Wisconsin Oncology Network ("WON") to evaluate ONA-XR in combination with Faslodex (fulvestrant) in second line (“2L”) or third line ("3L") metastatic breast cancer. This trial is intended to evaluate potential ONA-XR plus Faslodex drug synergy after treatment failure of CDK4/6 and/or PIK3α inhibitors, and preliminary data is expected in the fourth quarter of 2022. In

2022, WON initiated a sub-study of its Phase 2 trial in 2L/3L metastatic breast cancer that evaluates the uptake of radiolabeled progesterone (F-FFNP) via positron emission tomography (PET) imaging in breast tumors.

Our second program, CLDN6xCD3 BsAb, is an anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“BsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple cancers, including ovarian and endometrial tumors, and absent from healthy adult tissues. We reached the first development milestone under our collaboration and license agreement with Integral Molecular in the second quarter of 2022 and expect to select a candidate to support Investigational New Drug-enabling studies for CLDN6xCD3 BsAb in the fourth quarter of 2022. Beyond these two product candidates, we continue to evaluate opportunities to expand our pipeline.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the issuance of convertible debt, convertible preferred stock and sale of common stock. Our net loss was $7.4 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $36.7 million.

In October 2021, we closed an initial public offering (“IPO”) on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2023. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, in connection with the closing of our IPO, we have incurred and continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our ongoing and planned clinical trials and our expenses on other research and development activities.
We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue our ongoing and planned research and development of our first program and most advanced product candidate ONA-XR;
•continue nonclinical studies and initiate clinical trials for our CLDN6 BsAb product and for any additional product candidates that we may pursue;
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

•acquire or in-license other product candidates and technologies, including related upfront, milestone and royalty payments;
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
The COVID-19 Pandemic and its Impacts on Our Business
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The spread of COVID-19 has caused worldwide economic instability and significant volatility in the financial markets. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact our ongoing or planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, contract research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of this pandemic on our future consolidated financial statements.
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
•costs of funding research performed by third parties, including pursuant to agreements with CROs that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and clinical studies;
•expenses incurred under agreements with contract manufacturing organizations ("CMOs"), including manufacturing scale-up expenses, milestone-based payments, and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

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
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
Interest Income
Interest income consists of interest earned on our cash equivalents.

Interest Expense
Interest expense has consisted primarily of interest related to our convertible promissory notes that converted to Series A stock in 2021. All of the outstanding Convertible Promissory Notes were converted as of February 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30
	2022	2021	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$500,000	$3,087,832	$(2,587,832)	-84%
Research and development	1,517,243	1,333,101	184,142	14%
General and administrative	1,990,568	604,602	1,385,966	229%
Loss from operations	(4,007,811)	(5,025,535)	1,017,724	-20%
Interest income (expense), net	21,296	(309)	21,605	-6992%
Other income (expense)	4	(4,320)	4,324	-100%
Net loss	$(3,986,511)	$(5,030,164)	$1,043,653	-21%
Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense of $0.5 million for the three months ended June 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of CLDN6 BsAb for gynecologic cancer therapy.
Acquired in-process research and development expense of $3.1 million for the three months ended June 30, 2021 reflects the fair value of the initial consideration paid/issued under the collaboration and license agreement with Integral for the development of CLDN6 BsAb for gynecologic cancer therapy.

Research and Development Expenses
Research and development expenses increased by approximately $0.2 million for the three months ended June 30, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 as compared to the same period in 2021:

	Three months ended June 30
	2022	2021	$ Change	% Change
ONA-XR	$1,000,098	$791,475	$208,623	26%
CLDN6	71,989	308,000	(236,011)	(77)%
Personnel-related costs	417,688	222,642	195,046	88%
Other research and development	27,468	10,984	16,484	150%
	$1,517,243	$1,333,101	$184,142	14%
The increase in ONA-XR expense of $0.2 million was primarily due to increases in contract manufacturing costs and clinical trial costs. Expenses associated with our CLDN6 program decreased from the prior period by $0.2 million primarily as a result of lower research fees incurred under the collaboration and license agreement with Integral. Personnel-related costs, which include salaries, benefits and stock compensation expense, increased by approximately $0.2 million primarily due to higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.4 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase was mainly due to an increase of $0.6 million in compensation and share-

based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements. Additionally, expenses increased by $0.7 million primarily due to higher insurance costs of $0.4 million and other costs associated with operating as a public company.

Interest Income (Expense), net
Interest income (expense), net, increased by approximately $22,000 for the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to higher interest income earned as a result of higher cash and cash equivalent balances and higher interest rates.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Acquired in progress research and development	$500,000	$3,087,832	$(2,587,832)	-84%
Research and development	2,868,738	1,771,840	1,096,898	62%
General and administrative	4,082,035	1,006,181	3,075,854	306%
Loss from operations	(7,450,773)	(5,865,853)	(1,584,920)	27%
Interest income (expense), net	27,160	(63,294)	90,454	-143%
Change in fair value of convertible promissory notes	—	9,317	(9,317)	-100%
Other expense	(1,235)	(2,383)	1,148	-48%
Net loss	$(7,424,848)	$(5,922,213)	$(1,502,635)	25%
Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense of $0.5 million for the six months ended June 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the collaboration and licensing agreement with Integral for the development of CLDN6 BsAb for gynecologic cancer therapy.

Acquired in-process research and development expense of $3.1 million for the six months ended June 30, 2021 reflects the fair value of the initial consideration paid/issued under the collaboration and licensing agreement with Integral for the development of CLDN6 BsAb for gynecologic cancer therapy.

Research and Development Expenses
Research and development expenses increased by approximately $1.1 million for the six months ended June 30, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2022 as compared to the same period in 2021:

	Six months ended June 30
	2022	2021	$ Change	% Change
ONA-XR expenses	$1,861,409	$1,041,253	$820,156	79%
CLDN6 expenses	152,960	309,238	(156,278)	(51)%
Personnel-related costs	770,028	353,346	416,682	118%
Other research and development	84,341	68,003	16,338	24%
	$2,868,738	$1,771,840	$1,096,898	62%

The increase in ONA-XR expense of $0.8 million was primarily due to increases in contract manufacturing costs and clinical trial costs. Expenses associated with our CLDN6 program decreased from the prior period by $0.2 million primarily as a result of lower research fees incurred under the collaboration and license agreement with Integral. Personnel-related costs, which include salaries, benefits and stock compensation expense, increased by approximately $0.4 million primarily due to higher headcount over the prior year.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.1 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was mainly due to an increase of $1.4 million in compensation and share-based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements. Additionally, expenses increased by $1.6 million due to higher insurance costs of $0.8 million, professional fees and consulting services of $0.5 million, and other costs associated with operating as a public company.

Interest Income (Expense), net
Interest income (expense), net, increased by approximately $0.1 million for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to higher interest income earned as a result of higher cash and cash equivalent balances and higher interest rates. In addition, interest expense was lower for the six months ended June 30, 2022 due to the conversion of all convertible promissory notes during 2021.
Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $9,000 for the six months ended June 30, 2021. This change was attributable to a decrease in the fair value of our common stock.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2022, we have funded our operations through the sale of convertible debt, convertible preferred stock and common stock. As of June 30, 2022, we had $42.9 million in cash and cash equivalents and had an accumulated deficit of $36.7 million.

In October 2021, we closed an IPO on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

•the extent to which we enter into additional collaborations or other arrangements with additional third parties in order to further develop our product candidates;
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
Cash used in operating activities	$(6,625,465)	$(3,794,170)
Cash used in investing activities	(36,836)	(250,000)
Cash (used in) provided by financing activities	(102,071)	4,982,835
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,764,372)	$938,665
Comparison of the Six Months Ended June 30, 2022 and 2021
Operating Activities
During the six months ended June 30, 2022, we used $6.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.4 million and a change in our operating assets and liabilities of $0.2 million. This was partially offset by non-cash in-process research and development charges of $0.5 million and non-cash share-based compensation of $0.5 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
During the six months ended June 30, 2021, we used $3.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.9 million and an increase in our operating assets and liabilities of $1.5 million. This was offset by non-cash in-process research and development charges of $3.1 million, the non-cash fair value measurement of warrants for services provided of $0.4 million and non-cash interest expense and share-based compensation of $0.2 million. The primary uses of cash were to fund our operations related to the development of our product candidates and fees incurred in connection with our IPO.
Investing Activities

During the six months ended June 30, 2022, we used $37,000 of cash to purchase property and equipment.
During the six months ended June 30, 2021, cash used in investing activities was attributable to the initial upfront license fee of $0.3 million related to our acquired in-process research and development.

Financing Activities
During the six months ended June 30, 2022, cash used in financing activities was $0.1 million, consisting of the payment of offering costs related to our December 2021 private placement.
During the six months ended June 30, 2021, financing activities provided $5.0 million, consisting of net proceeds from the sale of Series A preferred stock and warrants for common stock.
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

Critical Accounting Policies

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022.
Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We also rely on other exemptions and reduced reporting requirements under the JOBS Act, including without limitation, exemption from the requirements to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and either (a) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.
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

10.1*†	Amendment No. 2 to Consulting Agreement, dated June 17, 2022, between OncoStrategy, LLC and Context Therapeutics Inc.
10.2#	Clinical Trial Collaboration and Supply Agreement, dated August 1, 2022, by and between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 hereto)

* Filed herewith
† Executive Compensation Plan or Agreement
# Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential

+ This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2022

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)