Form 10-Q
period 2022-09-30
Context Therapeutics Inc.
filed 2022-11-09
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of common stock outstanding at November 4, 2022 was 15,966,053 shares.

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
•the timing of preliminary results for our ongoing Company-sponsored trial and investigator-sponsored trials;
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
•    the impact of the COVID-19 pandemic and other economic uncertainties on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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
•    our current plans and ability to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources and the availability and terms of such future sources of capital;
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
Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the U.S. Securities and Exchange Commission ("SEC").
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Market, Industry and Other Data

This Form 10-Q contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for ONA-XR and CLDN6 BsAb. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$39,427,118	$49,635,197
Prepaid expenses and other current assets	2,512,076	1,620,164
Total current assets	41,939,194	51,255,361
Operating lease right-of-use asset	73,752	—
Property and equipment, net	30,762	—
Other assets	39,313	—
Restricted cash	—	50,389
Total assets	$42,083,021	$51,305,750
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,494,995	$1,826,294
Accrued expenses and other current liabilities	2,438,319	1,207,121
Operating lease liability - current	78,197	—
Total current liabilities	4,011,511	3,033,415
Total liabilities	4,011,511	3,033,415
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at September 30, 2022 and December 31, 2021	15,966	15,966
Additional paid-in capital	78,589,142	77,510,809
Accumulated deficit	(40,533,598)	(29,254,440)
Total stockholders' equity	38,071,510	48,272,335
Total liabilities and stockholders' equity	$42,083,021	$51,305,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Acquired in-process research and development	$—	$—	$500,000	$3,087,832
Research and development	2,077,566	739,598	4,946,304	2,511,438
General and administrative	1,970,521	828,464	6,052,556	1,834,645
Loss from operations	(4,048,087)	(1,568,062)	(11,498,860)	(7,433,915)
Interest income (expense), net	192,245	(1,261)	219,405	(64,555)
Change in fair value of convertible promissory notes	—	—	—	9,317
Other income	1,532	126,531	297	124,148
Net loss	$(3,854,310)	$(1,442,792)	$(11,279,158)	$(7,365,005)
Net loss per common share, basic and diluted	$(0.24)	$(4.00)	$(0.71)	$(20.74)
Weighted average shares outstanding, basic and diluted	15,966,053	361,067	15,966,053	355,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit
(Unaudited)

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	210,715	$1,400,935	2,624,324	$6,341,288	16,666	$29,000	331,789	$332	$1,876,159	$(18,797,570)	$(16,921,079)
Sale of Series A preferred stock, net of offering costs of $213,073	453,094	3,034,526	—	—	—	—	—	—	—	—	—
Conversion of Senior Convertible Notes, including accrued interest, to Series A preferred stock	844,824	5,728,793	—	—	—	—	—	—	137,497	—	137,497
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(158,658)	—	—	—	—	—	—	158,658	—	158,658
Fair value of warrants issued as placement agent fees	—	(13,388)	—	—	—	—	—	—	13,388	—	13,388
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	4,218	4	25,509	—	25,513
Net loss	—	—	—	—	—	—	—	—	—	(892,049)	(892,049)
Balance at March 31, 2021	1,508,633	9,992,208	2,624,324	6,341,288	16,666	29,000	336,007	336	$2,211,211	(19,689,619)	(17,478,072)
Sale of Series A preferred stock, net of offering costs of $96,948	285,351	1,948,309	—	—	—	—	—	—	—	—	—
Fair value of Series A preferred stock issued in conjunction with collaboration and licensing agreement	418,559	2,837,832	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(106,935)	—	—	—	—	—	—	106,935	—	106,935
Fair value of warrants issued as placement agent fees	—	(30,409)	—	—	—	—	—	—	30,409	—	30,409
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	6,262	6	119,357	—	119,363
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	53,330	—	—	(53,330)	—	(53,330)
Net loss	—	—	—	—	—	—	—	—	—	(5,030,164)	(5,030,164)
Balance at June 30, 2021	2,212,543	14,641,005	2,624,324	6,341,288	16,666	82,330	342,269	342	2,414,582	(24,719,783)	(22,304,859)
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	371,895	—	371,895
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	6,262	6	161,817	—	161,823
Net loss	—	—	—	—	—	—	—	—	—	(1,442,792)	(1,442,792)
Balance at September 30, 2021	2,212,543	$14,641,005	2,624,324	$6,341,288	16,666	$82,330	348,531	$348	$2,948,294	$(26,162,575)	$(23,213,933)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	15,966	78,071,297	(32,692,777)	45,394,486
Share-based compensation expense	—	—	241,324	—	241,324
Net loss	—	—	—	(3,986,511)	(3,986,511)
Balance at June 30, 2022	15,966,053	15,966	78,312,621	(36,679,288)	41,649,299
Share-based compensation expense	—	—	276,521	—	276,521
Net loss	—	—	—	(3,854,310)	(3,854,310)
Balance at September 30, 2022	15,966,053	$15,966	$78,589,142	$(40,533,598)	$38,071,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(11,279,158)	$(7,365,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	500,000	3,087,832
Fair value of warrants for services provided	—	371,895
Share-based compensation expense	732,803	306,699
Depreciation and amortization expense	6,074	—
Non-cash interest expense	—	64,555
Change in fair value of convertible promissory notes	—	(9,317)
Reduction in the carrying amount of operating lease right-of-use asset	56,736	—
Gain on extinguishment of debt	—	(125,577)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(891,912)	(9,707)
Other assets	(39,313)	—
Accounts payable	(229,228)	(179,199)
Accrued expenses and other current liabilities	1,576,728	20,021
Operating lease liability	(52,291)	—
Cash used in operating activities	(9,619,561)	(3,837,803)
Cash flows from investing activities:
Acquired in-process research and development	(500,000)	(250,000)
Purchase of property and equipment	(36,836)	—
Cash used in investing activities	(536,836)	(250,000)
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	(102,071)	—
Proceeds from the sale of Series A preferred stock, net	—	4,982,835
Payment of offering costs related to initial public offering	—	(816,917)
Cash (used in) provided by financing activities	(102,071)	4,165,918
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,258,468)	78,115
Cash, cash equivalents and restricted cash at beginning of period	49,685,586	341,037
Cash, cash equivalents and restricted cash at end of period	$39,427,118	$419,152

Supplemental disclosure of non-cash activities:
Conversion of convertible promissory notes, including accrued interest, to Series A preferred stock	$—	$5,866,290
Issuance of warrants in conjunction with Series A preferred stock	$—	$309,390
Series A preferred stock issued for acquired in-process research and development	$—	$2,837,832
Deferred offering costs in accounts payable and accrued expenses	$—	$1,004,856
Issuance of warrants for services provided	$345,530	$—
Right-of-use asset obtained in exchange for lease obligation	$130,488	$—
Change in fair value of redeemable common stock to redemption value	$—	$53,330
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $40.5 million as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company believes its cash and cash equivalents of $39.4 million as of September 30, 2022 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, substantial additional financing will be needed by the Company to fund its operations and to commercially develop its current and future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
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
(3) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021. The consolidated financial information as of December 31, 2021 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Ireland Ltd., the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
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
The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which is reported as restricted cash on its condensed consolidated balance sheets. There were no amounts restricted as of September 30, 2022, as the collateral was released to the Company in the first quarter of 2022.

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

Property and Equipment
Property and equipment consist of office equipment, furniture, and leasehold improvements and is recorded at cost. Property and equipment is depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their economic lives or the remaining lease term.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, salaries, share-based compensation, and other operational costs related to the Company’s research and development activities.
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2022	2021
Series Seed convertible preferred stock	—	2,624,324
Series A convertible preferred stock	—	2,212,543
Stock options	1,341,504	436,437
Unvested restricted stock awards	—	33,397
Warrants	5,860,000	480,415
	7,201,504	5,787,116

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,921,341	$1,921,341	$—	$—

		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$49,051,061	$49,051,061	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Compensation and benefits	$564,989	$436,990
Research and development costs	1,801,041	339,072
Professional fees	12,000	345,530
Other	60,289	85,529
Total	$2,438,319	$1,207,121

(6) Convertible Promissory Notes and Other Debt
Senior Convertible Notes
The Company previously issued certain convertible promissory notes to various investors which were converted into Senior Convertible Notes (the “Senior Convertible Notes”, and collectively, the “Convertible Promissory Notes”).

All of the outstanding principal and accrued but unpaid interest associated with the Senior Convertible Notes converted into 844,824 shares of Series A Stock in February 2021, of which 430,467 shares were issued to the Company's Chief Executive Officer and an immediate family member (the "Related Party"). Due to certain embedded features within the Senior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Senior Convertible Notes was $5.7 million and was reclassified to Series A Stock. The Company recorded a non-cash credit of $9,000 in the condensed consolidated statement of operations for the nine months ended September 30, 2021 related to the decrease in fair value of the Senior Convertible Notes. For the nine months ended September 30, 2021, the Company recognized $46,000 of interest expense in connection with the Senior Convertible Notes, including $23,000 payable to the Related Party, respectively.
Paycheck Protection Program
In May 2020, the Company entered into an original loan agreement with Pacific Western Bank as the lender for a loan in an aggregate principal amount of $0.1 million (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act implemented by the U.S. Small Business Administration. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, extended the deferral period for loan payments to either (1) the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Loan was set to mature in two years and bore interest at a rate of 1.0% per year, with all payments deferred through September 5, 2021. The outstanding principal balance of the Loan of $0.1 million was forgiven in July 2021 and was recognized as a gain on extinguishment of debt within other income in the condensed consolidated statements of operations during the three and nine months ended September 30, 2021.
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

Warrants for Common Stock
In March 2022, the Company issued 360,000 warrants to purchase common stock with an exercise price of $10.00 per share and a term of 5.76 years as compensation for professional consulting services performed in 2021. The estimated fair value of the warrants of $0.3 million was recorded in general and administrative expense during the year ended December 31, 2021 and was also reflected as a liability on the condensed consolidated balance sheets as of December 31, 2021. The liability was reclassified into additional paid-in capital in March 2022 upon the issuance of the warrants.
At September 30, 2022, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(8) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit will automatically increase on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2022, 546,535 shares remained available for future grants.

Share-based awards generally vest over a period of one to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to August 2032.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Research and development	$14,349	$17,775	$74,256	$56,677
General and administrative	262,172	133,300	658,547	224,049
	$276,521	$151,075	$732,803	$280,726
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	2022	2021
Expected stock price volatility	87.02%	97.50%
Risk-free interest rate	2.17%	1.03%
Expected term (in years)	5.95	5.77
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2022	506,691	$5.68	9.3
Granted	890,058	$1.85
Forfeited	(55,245)	$2.52
Outstanding at September 30, 2022	1,341,504	$3.27	9.1
Vested and exercisable at September 30, 2022	275,061	$5.90	8.5
Vested and expected to vest at September 30, 2022	1,341,504	$3.27	9.1
The weighted average fair value of share-based awards granted during the nine months ended September 30, 2022 and 2021 was $1.38 and $3.76, respectively. As of September 30, 2022, the unrecognized compensation cost related to outstanding share-based awards was $1.9 million and is expected to be recognized as expense over a weighted-average period of approximately 2.25 years.
Restricted Stock Units
The Company issues RSUs to employees and consultants that generally vest monthly over one to three-year periods. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the service period.

The Company recorded share-based compensation expense of approximately $10,000 and $25,000 in research and development expense for the three and nine months ended September 30, 2021, respectively, related to RSUs. There were no RSUs outstanding as of September 30, 2022 or December 31, 2021.

(9) Commitments and Contingencies
Operating Lease

In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and is set to expire on July 30, 2023.

As of September 30, 2022, the operating lease right-of-use asset and the operating lease liabilities were $74,000 and $78,000, respectively. The weighted average discount rate used to account for the Company’s operating leases under Topic 842 is the Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is 0.83 years.

Rent expense related to the Company’s operating lease was approximately $23,000 and $60,000 for the three and nine months ended September 30, 2022, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.

Future minimum lease payments under the sublease are $80,000 at September 30, 2022.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three and nine months ended September 30, 2022, the Company provided contributions of approximately $12,000 and $54,000, respectively.

Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of onapristone extended release (“ONA-XR”).

Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, Tyligand and the Company entered into a license agreement (the “Tyligand License Agreement” and, together with the Tyligand Process Development Agreement, the “Tyligand Agreements”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). The Company retains rights in the rest of the world to commercialize ONA-XR.
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

Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody (“BsAb”) for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million, granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and expensed these costs to acquired in-process research and development during the year ended December 31, 2021. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement. In the second quarter of 2022, the Company expensed $0.5 million in acquired in-process research and development related to a development milestone achieved under the agreement with Integral.

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
(10) Subsequent Event

On November 7, 2022, the Company entered into a Development and Manufacturing Services Agreement (the “Lonza Development Agreement”), with Lonza Sales AG (“Lonza Sales”) and Lonza AG (collectively, “Lonza”). Under the terms of the Lonza Development Agreement, Lonza will provide services relating to the development and manufacture of the Company’s anti-claudin 6 bispecific monoclonal antibody product (the “Product”) in accordance with the project plan attached to the Lonza Development Agreement and any other work as may be agreed to between the Company and Lonza. The Lonza Development Agreement will terminate upon the completion of the agreed upon services, unless earlier terminated by the Company or Lonza for uncured material breaches, insolvency of the other party, or if a party determines that it is not possible to complete the services for material scientific or material technical reasons.

In addition, on November 7, 2022, the Company entered into a License Agreement (the “Lonza License Agreement”) with Lonza Sales. Under the terms of the Lonza License Agreement, to the extent incorporated into the Product, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit the Product.

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

Our first program, ONA-XR, is being advanced across various investigator-sponsored trials and a Company-sponsored trial:

•An ongoing Phase 2 investigator-sponsored trial is being conducted in collaboration with Jefferson Health to evaluate ONA-XR in combination with anastrozole to treat women with progesterone receptor positive ("PR+") endometrial adenocarcinoma who have failed front line therapy with a platinum/taxane-based chemotherapy regimen. As of September 30, 2022, we note the following:
◦The trial has enrolled 12 of 25 planned patients.
◦The preliminary 4-month progression free survival ("PFS") rate was 77.7%, based on nine evaluable patients.
◦Three patients received treatment for greater than 12 months.
◦Overall, seven patients remain in the trial.
◦There have been no treatment-related serious adverse events reported.
This trial is ongoing and updated trial results are expected in mid-2023.
•An ongoing Phase 2 investigator-sponsored basket trial is being conducted in collaboration with Memorial Sloan Kettering Cancer Center to evaluate ONA-XR in combination with anastrozole to treat women with PR+ recurrent gynecologic cancers. As of September 30, 2022, we note the following:
◦Cohort 1, which treats patients with PR+ recurrent granulosa cell tumors with ONA-XR as a single agent, completed accrual to stage 1 and has shown a 12-month PFS rate of 20.1% and a Clinical Benefit Rate (stable disease) of 35.7%. Two patients continued on active treatment for greater than 18 months. One patient remains on trial.
◦Cohort 4, which treats patients with PR+ recurrent granulosa cell tumors with ONA-XR in combination with anastrozole, enrolled 14 patients in stage 1 and will expand to stage 2 when greater than or equal to one response is observed. Seven patients remain on trial.
◦There have been no treatment-related serious adverse events reported.
This trial is ongoing and updated trial results are expected in mid-2023.
•An ongoing Phase 2 investigator-sponsored trial is being conducted in collaboration with Wisconsin Oncology Network to evaluate ONA-XR in combination with fulvestrant in second line or third line advanced or metastatic estrogen receptor positive ("ER+"),PR+,HER2- breast cancer (the “SMILE” trial). This trial is intended to evaluate potential ONA-XR plus fulvestrant drug synergy after treatment failure of CDK4/6 and/or PIK3α inhibitors, with initial clinical data expected in December 2022.
•The SMILE trial will also evaluate radiolabeled progesterone (“18F-FFNP”) distribution in PR target tissues and quantify available PR binding sites via positron emission tomography (PET)/computed tomography (CT) imaging in breast tumors when co-treated with ONA-XR. Data is expected in 2023.

•On August 1, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Menarini Agreement”) with Berlin-Chemie AG - Menarini Group - (“Menarini”). Pursuant to the Menarini Agreement, we will conduct a Phase 1b/2 study of elacestrant in combination with ONA-XR in patients with advanced or metastatic ER+,PR+,HER2- breast cancer (the “ELONA” trial). Menarini will provide, at no cost to us, elacestrant, its nonsteroidal combined selective estrogen receptor modulator and selective estrogen receptor degrader therapy, for use in combination with our investigational drug, ONA-XR, in the ELONA trial. Under the Menarini Agreement, we will sponsor, fund and conduct the ELONA trial, and Menarini has agreed to manufacture and supply elacestrant at Menarini's cost and for no charge to us for use in the ELONA trial and to provide cell-free nucleic acid analysis of the anonymized blood samples of all ELONA trial patients.
•In November 2022, we initiated the ELONA trial, with Phase 1b data expected in the fourth quarter of 2023.

The observations from the ongoing clinical trials noted above are based on information available as of September 30, 2022. These trials are still actively enrolling patients and these preliminary clinical findings may materially fluctuate on a month-to-month basis as the trials progress and may not be representative of results after all patients complete the respective trial and all data is collected and analyzed. Further, this data is subject to continuing audit and verification procedures that will not be complete until the conclusion of the respective trial and therefore the interim data is subject to change.

Our second program, CLDN6xCD3 bispecific antibody, is being advanced toward an Investigational New Drug Application ("IND") submission. CLDN6xCD3 BsAb is an anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“BsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple cancers, including ovarian and endometrial tumors, and absent from or expressed at very low levels in normal adult tissues. We reached the first development milestone under our collaboration and license agreement with Integral Molecular ("Integral") in the second quarter of 2022. We expect to select a candidate to support Investigational New Drug ("IND")-enabling studies for CLDN6xCD3 BsAb in December 2022 and an IND submission is planned in the first quarter of 2024.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the issuance of convertible debt, convertible preferred stock and sale of common stock. Our net loss was $11.3 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $40.5 million.

In October 2021, we closed an initial public offering (“IPO”) on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2024. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, in connection with the closing of our IPO, we have incurred and continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our ongoing and planned clinical trials and our expenses on other research and development activities.
We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue our ongoing and planned research and development of our most advanced product candidate ONA-XR;

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
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. Additionally, we will continue to incur significant costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Interest Income
Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense
Interest expense has consisted primarily of interest related to our convertible promissory notes that converted to Series A stock in 2021. All of the previously outstanding convertible promissory notes of the Company were converted as of February 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$2,077,566	$739,598	$1,337,968	181%
General and administrative	1,970,521	828,464	1,142,057	138%
Loss from operations	(4,048,087)	(1,568,062)	(2,480,025)	158%
Interest income (expense), net	192,245	(1,261)	193,506	(15345)%
Other income	1,532	126,531	(124,999)	(99)%
Net loss	$(3,854,310)	$(1,442,792)	$(2,411,518)	167%

Research and Development Expenses
Research and development expenses increased by approximately $1.3 million for the three months ended September 30, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses for the three months ended September 30, 2022 as compared to the same period in 2021:

	Three months ended September 30,
	2022	2021	$ Change	% Change
ONA-XR	$1,422,477	$331,872	$1,090,605	329%
CLDN6	299,686	207,398	92,288	44%
Personnel-related costs	331,263	199,216	132,047	66%
Other research and development	24,140	1,112	23,028	2071%
	$2,077,566	$739,598	$1,337,968	181%
The increase in ONA-XR expense of $1.1 million was primarily due to an increase of $0.6 million in contract manufacturing costs and an increase of $0.4 million in clinical trial costs, mostly as a result of preparing to initiate our Phase 1b/2 ELONA trial. Personnel-related costs, which include salaries, benefits and stock compensation expense, increased by approximately $0.1 million, primarily due to higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.1 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to an increase of $0.4 million in compensation and share-based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements, higher insurance costs of $0.4 million and $0.3 million of other costs associated with operating as a public company.

Interest Income (Expense), net

Interest income (expense), net, increased by approximately $0.2 million for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to higher interest income earned as a result of higher cash and cash equivalent balances and higher interest rates.

Other Income
Other income of $0.1 million for the three months ended September 30, 2021 was primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$500,000	$3,087,832	$(2,587,832)	(84)%
Research and development	4,946,304	2,511,438	2,434,866	97%
General and administrative	6,052,556	1,834,645	4,217,911	230%
Loss from operations	(11,498,860)	(7,433,915)	(4,064,945)	55%
Interest income (expense), net	219,405	(64,555)	283,960	(440)%
Change in fair value of convertible promissory notes	—	9,317	(9,317)	(100)%
Other income	297	124,148	(123,851)	(100)%
Net loss	$(11,279,158)	$(7,365,005)	$(3,914,153)	53%
Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense of $0.5 million for the nine months ended September 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the collaboration and licensing agreement with Integral for the development of CLDN6 BsAb.

Acquired in-process research and development expense of $3.1 million for the nine months ended September 30, 2021 reflects the fair value of the initial consideration paid/issued under the collaboration and licensing agreement with Integral for the development of CLDN6 BsAb.

Research and Development Expenses
Research and development expenses increased by approximately $2.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 as compared to the same period in 2021:

	Nine months ended September 30,
	2022	2021	$ Change	% Change
ONA-XR expenses	$3,283,887	$1,423,277	$1,860,610	131%
CLDN6 expenses	452,646	523,462	(70,816)	(14)%
Personnel-related costs	1,101,291	545,583	555,708	102%
Other research and development	108,480	19,116	89,364	467%
	$4,946,304	$2,511,438	$2,434,866	97%

The increase in ONA-XR expenses of $1.9 million was primarily due to an increase of $1.1 million in contract manufacturing costs and an increase of $0.5 million in clinical trial costs, mostly as a result of preparing to initiate our Phase

1b/2 ELONA trial. Personnel-related costs, which include salaries, benefits and stock compensation expense, increased by approximately $0.6 million, primarily due to higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was mainly due to an increase of $1.8 million in compensation and share-based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements. Additionally, expenses increased due to higher insurance costs of $1.3 million and $0.9 million of other costs associated with operating as a public company.

Interest Income (Expense), net
Interest income (expense), net, increased by approximately $0.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to higher interest income earned as a result of higher cash and cash equivalent balances and higher interest rates. In addition, interest expense was lower for the nine months ended September 30, 2022 due to the conversion of all convertible promissory notes during 2021.
Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $9,317 for the nine months ended September 30, 2021. This change was attributable to a decrease in the fair value of our common stock.
Other Income
Other income of $0.1 million for the nine months ended September 30, 2021 was primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2022, we have funded our operations through the sale of convertible debt, convertible preferred stock and common stock. As of September 30, 2022, we had $39.4 million in cash and cash equivalents and had an accumulated deficit of $40.5 million.

In October 2021, we closed an IPO on the Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. We expect our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
Cash used in operating activities	$(9,619,561)	$(3,837,803)
Cash used in investing activities	(536,836)	(250,000)
Cash (used in) provided by financing activities	(102,071)	4,165,918
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,258,468)	$78,115
Comparison of the Nine Months Ended September 30, 2022 and 2021
Operating Activities
During the nine months ended September 30, 2022, we used $9.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $11.3 million partially offset by in-process research and development charges of $0.5 million, non-cash share-based compensation of $0.7 million, and a change in our operating assets and liabilities of $0.4 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
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

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was primarily attributable to the payment of a development milestone of $0.5 million under the collaboration and licensing agreement with Integral for the development of CLDN6 BsAb for gynecologic cancer therapy. In addition, we used $37,000 of cash to purchase property and equipment.
During the nine months ended September 30, 2021, cash used in investing activities was attributable to the initial upfront license fee of $0.3 million related to our acquired in-process research and development.

Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $0.1 million, consisting of the payment of offering costs related to our December 2021 private placement.
During the nine months ended September 30, 2021, financing activities provided $4.2 million, primarily consisting of net proceeds of $5.0 million from the sale of Series A preferred stock and warrants for common stock, partially offset by the payment of $0.8 million of offering costs related to our IPO.
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

Critical Accounting Policies

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022.
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
We also rely on other exemptions and reduced reporting requirements under the JOBS Act, including without limitation, exemption from the requirements to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO (December 31, 2026), (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and either (a) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022. Other than as set forth below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The passage of the Inflation Reduction Act of 2022 may negatively impact our ability to sell our product candidates, if approved, profitably.

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was passed, which among other things, allows for The Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the IRA on our business and the healthcare industry in general is not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement:

Development and Manufacturing Services Agreement

On November 7, 2022, Context Therapeutics Inc. (the “Company”) entered into a Development and Manufacturing Services Agreement (the “Lonza Development Agreement”), with Lonza Sales AG (“Lonza Sales”) and Lonza AG (collectively, “Lonza”). Under the terms of the Lonza Development Agreement, Lonza will provide services relating to the development and manufacture of the Company’s anti-claudin 6 bispecific monoclonal antibody product (the “Product”) in accordance with the project plan attached to the Lonza Development Agreement and any other work as may be agreed to between the Company and Lonza. The Lonza Development Agreement will terminate upon the completion of the agreed upon services, unless earlier terminated by the Company or Lonza for uncured material breaches, insolvency of the other party, or if a party determines that it is not possible to complete the services for material scientific or material technical reasons.

The Company can terminate certain services under the Lonza Development Agreement, but in addition to payment for certain non-cancellable commitments, the Company would be required to pay a cancellation fee, such fee to be determined depending on the timing of such notice prior to the commencement of the related services.

The License Development Agreement requires the Company to obtain a license from Lonza prior to receipt of the Product or in vivo clinical studies or any other commercial use or sale of the Product, which the Company entered into concurrently with the License Development Agreement, as further described below. Additionally, should the Company desire to either manufacture the Product itself or have it manufactured by a third party, the Company would be required to obtain Lonza’s consent (not to be unreasonably withheld, conditioned or delayed) and would need to enter into a separate technology transfer agreement with Lonza for a non-exclusive license to the extent necessary to manufacture, have manufactured and supply the Product at a licensing fee up to £750,000.

The Lonza Development Agreement also contains customary representations, warranties, indemnification and other obligations of the Company and Lonza.

License Agreement

On November 7, 2022, the Company entered into a License Agreement (the “Lonza License Agreement”) with Lonza Sales. Under the terms of the Lonza License Agreement, to the extent incorporated into the Product, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit the Product.

The Company shall pay certain royalties and annual payments in respect of the manufacturing and sale of Product, which amounts shall be determined by the party manufacturing the Product and ranges from a potential annual payment of up to less than $500,000 and a royalty on net sales from 0% up to a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which such Product is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which such Product is being sold, the expiration of the licensed patents in the country in which such Product is being manufactured, and ten years from the first commercial sales of the Product in such country of sale.

The Lonza License Agreement continues until terminated, and the Company or Lonza may terminate the Lonza License Agreement for uncured material breaches or insolvency of the other party. The Company can unilaterally terminate the Lonza License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza License Agreement upon certain actions by the Company.

The Lonza License Agreement also contains customary representations, warranties, indemnification and other obligations of the Company and Lonza.

The foregoing description of the Lonza Development Agreement and Lonza License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Lonza Development Agreement and Lonza License Agreement, which will be filed as exhibits to a subsequent filing with the Securities and Exchange Commission (the “Commission”), as permitted by the rules of the Commission.

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

10.1#
Clinical Trial Collaboration and Supply Agreement, dated August 1, 2022, by and between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 11, 2022).

10.2*
Amendment No. 3 to Process Development Agreement & Amendment No. 1 to License, Development, Manufacturing & Marketing Agreement, dated November 7, 2022, between Context Therapeutics LLC and Tyligand Bioscience (Shanghai) Limited.

10.3*#	Development and Manufacturing Services Agreement, dated November 7, 2022, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc.
10.4*#	License Agreement, dated November 7, 2022, between Lonza Sales AG and Context Therapeutics Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 9, 2022

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)