Form 10-K
period 2022-12-31
Context Therapeutics Inc.
filed 2023-03-22
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40654
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12     months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $31.8 million based on the last reported sale price of the registrant's common stock on The Nasdaq Stock Market on June 30, 2022.
As of March 17, 2023, the registrant had 15,966,053 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

_________________________
Unless the context otherwise requires, all references in this Form 10-K to "Context," the "Company," "we," "us," and "our" refer to Context Therapeutics Inc. and its subsidiaries.
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
i

RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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
•Fluctuating foreign exchange rates could increase our operating expenses and adversely affect our results of operations.
Risks Related to our Product Candidates
•Our business is dependent on the successful development, regulatory approval and commercialization of our therapeutic product candidate, CTIM-76, which is in the early stages of development.
•Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
•Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
•Any product candidate may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require it to be taken off the market, require it to include safety warnings or otherwise limit its sales.
•The success of our business depends primarily upon our ability to identify, develop and commercialize products using our proprietary technologies.
•We have decided to discontinue and explore strategic options for our ONA-XR program; however, there can be no assurance that we will be successful in entering into or consummating a transaction or that any such transaction will yield additional value for stockholders.
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
Risks Related to Our Reliance on Third Parties
•We expect to, and do, depend on collaborations with third parties for certain research, development and commercialization activities, and to rely on third parties to conduct, supervise and monitor our clinical trials and some aspects of our research and preclinical testing, as well as for the manufacturing process of product candidates. If any such collaborations or services by such third parties are not successful or not performed in a satisfactory manner, it may harm our business and prospects, and we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
•In connection with our plan to cease development of ONA-XR, we may become involved in disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of ONA-XR, which may be time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR.
Risks Related to Government Regulation

•The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our current and any future product candidates.
•We expect that CTIM-76 will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
•The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of any product candidate.
•Obtaining and maintaining regulatory approval of a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of such product candidate in other jurisdictions.
•Even if we obtain regulatory approval of a product candidate, the product may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.
•Coverage and reimbursement may be limited or unavailable in certain market segments for a product candidate, which could make it difficult for us to sell such product candidate, if approved, profitably.
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
•Third parties may assert claims against us alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to defend or enforce our patents, either of which could result in substantial costs or loss of productivity, delay or prevent the development and commercialization of our current and any future product candidates, prohibit our use of proprietary technology or sale of potential products or put our patents and other proprietary rights at risk.
Risks Related to the Market for Our Common Stock
•Our common stock may be volatile or may decline regardless of our operating performance.
•We may not be able to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market.
•We may issue debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our common stock.
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
•the timing, progress and results of preclinical studies and clinical trials for CTIM-76 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final U.S. Food and Drug Administration (“FDA”) approval of CTIM-76 and any other future product candidates;
•our ability to develop and advance CTIM-76 and any other future product candidates, and successfully complete, clinical studies;
•our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•our intent to explore strategic options for onapristone extended release (“ONA-XR”);
•any disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of ONA-XR, which may be time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR;
•the impact of the COVID-19 pandemic and other economic uncertainties on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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

•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, ONA-XR, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•our continued reliance on third parties to conduct and support clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•our ability to obtain, and negotiate favorable terms of, collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•the pricing and reimbursement of CTIM-76 and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of CTIM-76 and other product candidates we may develop;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our current plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, licensing agreements or other strategic arrangements, or other sources and the availability of such future sources of capital;
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
This Form 10-K also contains certain data and information which we obtained from various government and private publications or third parties. Although we believe that the publications, information, data and reports are reliable, we have not independently verified the data. Statistical data in these publications includes projections that are based on a number of assumptions. If any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. Scientific and clinical data presented herein are – by definition prior to completion of the clinical trial and a clinical study report – preliminary in nature and subject to further quality checks including customary source data verification.
v

The forward-looking statements made in this Form 10-K relate only to events or information as of the date of the Form 10-K (or any earlier date indicated in such statement). Although we are a public company and have ongoing disclosure obligations under United States federal securities laws, we do not intend to update or otherwise revise the forward-looking statements in this Form 10-K, whether as a result of new information, future events or otherwise.

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

PART I.
Item 1. Business
Overview
We are a biopharmaceutical company dedicated to improving the lives of patients living with solid tumors. Profound advancements in oncology drug development have expanded the treatment options available to cancer patients, yet the need for additional treatment options exists.
Our preclinical program, CTIM-76, is an anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors, including ovarian, lung, and testicular, and absent from or expressed at low levels in healthy adult tissues.

On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and focusing on the development of CTIM-76. Based upon the challenging market conditions for emerging companies, the increasingly competitive landscape for breast cancer treatments, recent study findings, and other factors, we decided to cease development and explore strategic options for ONA-XR. As a result, we will no longer primarily focus on female cancers.

Recent advances in the treatment of metastatic breast cancer point toward a more competitive environment in the coming years, such as promising Phase 3 clinical data for emerging product candidates, including Enhertu and capivasertib. Additionally, in the ongoing Phase 2 OATH trial evaluating ONA-XR in combination with anastrozole, elevated liver function tests (“LFTs”) were identified in three patients, including in one patient who discontinued treatment, although none of the elevated LFTs were considered serious adverse events. We determined that significant incremental program costs and delays were likely to be required to analyze and potentially mitigate future LFT abnormalities. By ceasing development of ONA-XR, we expect to have sufficient cash and cash equivalents to fund our operations into late 2024.

Beyond these product candidates, we continue to evaluate opportunities to expand our pipeline. We believe our team and capabilities position us to be a leader in developing novel therapies targeting solid tumors. Collectively, our management team has experience identifying and characterizing the mechanisms that drive cancer initiation and subsequent relapse in various cancer indications and who have been associated with the development of products such as Kisqali (ribociclib), Arimidex (anastrozole), and Afinitor (everolimus) to treat such cancers. We retain full worldwide development and commercialization rights to certain CTIM-76 patents in the field of bispecific antibodies and we retain worldwide development and commercialization rights for ONA-XR outside of Greater China.

Our product candidates are shown in the table below:
(1) Tyligand Biosciences Ltd licensed rights to ONA-XR in China, HK, Macau

Our Product Pipeline and Development
CLDN6xCD3 bispecific antibody program: CTIM-76
Our preclinical program, CTIM-76, is an anti-Claudin 6 x anti-CD3 (“CLDN6xCD3”) bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target that has high prevalence across many cancers, including ovarian, lung and testicular, and absent from or expressed at low levels in healthy adult tissues. Due to this prevalence, we, along with several other pharmaceutical companies, including BioNTech SE (“BioNTech”) and Amgen Inc. (“Amgen”), are developing anti-CLDN6 antibodies and/or bispecific antibodies. The structural complexity of CLDN6 and its similarity to proteins expressed on healthy tissue, particularly Claudin 3 (“CLDN3”), Claudin 4 (“CLDN4”), and Claudin 9 (“CLDN9”), make selectivity a key development challenge that must be addressed. CTIM-76 investigational new drug (“IND”)-enabling studies are ongoing, with an IND filing to support human clinical trials expected in the first quarter of 2024.

PR antagonist program: ONA-XR
Prior to the portfolio prioritization and capital allocation strategy announced on March 22, 2023, we were primarily focused on developing treatments for female cancers. Currently, there are no approved therapies that selectively target progesterone receptor positive (“PR+”) cancers. Preclinical and clinical data suggest that ONA-XR has anticancer activity by inhibiting PR binding to chromatin, downregulating cancer stem cell mobilization and blocking immune evasion. ONA-XR was most recently being evaluated in two key Phase 2 trials (OATH and SMILE), and one Phase 1b/2 trial (ELONA) in women with metastatic breast and endometrial cancers. These trials are intended to establish safety, pharmacokinetics, pharmacodynamics, and anti-tumor activity at the recommended Phase 2 dose of ONA-XR to guide potential advancement in Phase 3 development. We are exploring strategic options for ONA-XR. Below is a description of the clinical trials to evaluate ONA-XR, which we expect to wind down promptly on an orderly basis:

•OATH trial: Phase 2 IST in collaboration with Jefferson Health to evaluate ONA-XR in combination with Arimidex (anastrozole) in PR+ endometrial cancer.
•ELONA trial: Phase 1b/2 trial in partnership with The Menarini Group ("Menarini”) to evaluate ONA-XR in combination with ORSERDUTM (elacestrant), Menarini’s selective estrogen receptor degrader, in patients with locally advanced or metastatic breast cancer who have received prior treatment with a cyclin-dependent kinase 4/6 (“CDK4/6”) inhibitor.
•SMILE trial: Phase 2 IST in collaboration with Wisconsin Oncology Network (WON) to evaluate ONA-XR in combination with Faslodex (fulvestrant) in second line (“2L”) or third line (3L) metastatic breast cancer. This trial is intended to evaluate potential ONA-XR plus Faslodex drug synergy after treatment failure of CDK4/6 and/or PIK3α inhibitors. As part of the trial, a pharmacokinetic and pharmacodynamic

(PK/PD) sub-study is also intended to evaluate the uptake of radiolabeled progesterone (F-FFNP) via positron emission tomography (PET) imaging in breast tumors to determine target engagement.
•Additional ISTs: Two other academic initiated trials are also ongoing, including a Phase 2 IST initiated by Memorial Sloan Kettering Cancer Center (“MSK”) to evaluate ONA-XR in combination with Arimidex in recurrent granulosa cell tumors (“GCT”) of the ovary.

Other preclinical programs
In addition to our product candidates, we are leveraging our knowledge in solid tumors and female cancers to pursue discovery stage research programs. We continue to evaluate new opportunities to expand our pipeline.

CLDN6xCD3 bispecific antibody program: CTIM-76
Background CLDN6
CLDN6 is an oncofetal tight junction protein involved in the cell-to-cell adhesion of epithelial and endothelial cell sheets. Although epigenetically silenced in healthy adult human tissues, CLDN6 expression has been found in ovarian, gastric, pediatric, and other cancer tissues and can lead to a poor prognosis. Monoclonal antibody (MAb) discovery against CLDN6 has been encumbered by the high homology of endogenously expressed CLDN9, which varies from CLDN6 by only three amino acids in the extracellular domain.

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
Preclinical data
CTIM-76 is a Claudin 6 and CD3 bispecific antibody capable of binding to tumor cells expressing Claudin 6 and stimulating intra-tumoral T cells by the CD3 arm that is designed to be activated only upon tumor engagement while silent elsewhere. Claudin 6 is expressed on multiple solid tumors such as ovarian, lung and testicular. As shown below, CTIM-76 exhibits excellent selectivity and specificity for CLDN6. Preclinical studies of CTIM-76 show it effectively maintains a strong tumor binding property and anti-tumor activity attributable to a synergistic effect of both Claudin 6 antibody and CD3 antibody while avoiding systemic immunotoxicity commonly seen with CD3 antibodies as a drug class. CTIM-76 has the potential for convenient dosing and scalable manufacturing to address the significant number of patients who are potentially eligible for CTIM-76 therapy.
An important aspect of CTIM-76 is the ability of the bispecific to preferentially target CLDN6 over related proteins. There is high sequence homology (~95%) between CLDN6 and CLDN9 in the extracellular loops, making the isolation of a CLDN6-specific antibody challenging. As shown below, CTIM-76 preferentially targets CLDN6, with minimal activity against CLDN9-expressing cells. Further, no binding was observed to other CLDN family proteins (CLDN3 and CLDN4) that have <85% homology in the extracellular loops.

Study design: K562 cells stably over-expressing CLDN3, CLDN4, CLDN6, or CLDN9 were co-cultured with human T-cells at an E:T ratio of 10:1 for 48 hours. Cytotoxicity was determined by luminescence imaging.

CTIM-76 has the potential for a wide therapeutic window, which is the difference between the dose required for the intended therapeutic effect and the dose required to elicit an unwanted side effect. The therapeutic goal therefore is to maximize cancer cell death through selective immune activation. CTIM-76 was evaluated in preclinical assays to determine the risk of on-/off-target immune system activation. As shown below, preclinical data supports the potential to dose at levels that promote cancer cell killing but have manageable levels of free cytokine production, thereby potentially reducing the risk of cytokine release syndrome. In the assay, cytokine production was evaluated in the exogenous (CLDN6-K562) cell line model at 48 hours. Cytokine production happened well above the concentration of maximal killing (TDCC EC50 = 0.0004 nM), indicating a potentially wide therapeutic window.

Study design: K562 cells stably over-expressing CLDN6 and luciferase were co-cultured with human T cells at an E:T ratio of 10:1 for 48 hours. Cytotoxicity was determined by luminescence imaging.
Comparison of CLDN6 development programs
We have performed head-to-head in vitro studies comparing internally developed CLDN6 monoclonal and bispecific antibodies and those from BioNTech and Xencor, Inc. (“Xencor”). Antibodies for BioNTech and comparative data for Xencor were derived from publicly available reports published independent of us and may differ in material ways from the actual antibody that is in development.
The results presented in the below table have been derived from publicly available reports of preclinical studies run independently of our preclinical results. We have not performed any head-to-head clinical trials comparing any of these other therapies with CTIM-76. As such, the results of these other product candidates may not be comparable to clinical results for CTIM-76. The design of these other studies vary in material ways from the design of the preclinical studies for CTIM-76. For further information and to understand these material differences, you should read the relevant reports.
We believe it is useful to compare the in vitro results achieved by BioNTech and Xencor’s product candidates and approaches as a proxy to understand the estimated selectivity differences of these therapies.

	Context	Xencor	BioNTech
Program	CTIM-76	XmAb541	BNT211 and BNT142
Antibody Format	Bispecific CLDN6xCD3	Bispecific CLDN6xCD3	CLDN6 CAR-T, and CLDN6xCD3 (bi(sFc))
Stage	Preclinical	Preclinical	Phase 1, Phase 1
Status	Active	Active	Active
Selectivity CLDN6:9	>1000x	10x	7x
Other preclinical programs
In addition to our product candidates, we previously leveraged our knowledge in hormone-dependent cancer to pursue discovery stage research programs.
In November 2015, we entered into a patent license agreement, as amended, (the “Drexel License Agreement”) with Drexel University for license rights to patents for certain intellectual property and know-how related to certain Sigma1 technology. As part of a strategic review of our pipeline, we terminated the Drexel License Agreement, effective as of April 27, 2022.
Our collaboration and license agreements
Collaboration Agreement with Tyligand Bioscience
In March 2020, we entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of ONA-XR.
Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, we and Tyligand entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). We retain rights in the rest of the world to commercialize ONA-XR.
Under the Tyligand Process Development Agreement, we paid Tyligand $0.8 million and issued 111,576 warrants to purchase shares of common stock at an exercise price of $7.17 per share upon successful completion of the manufacturing development plan in 2021. The warrants were cancelled in connection with our initial public offering. In addition, $2.0 million will be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon our completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, we shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. This agreement terminated in August of 2021, subject to certain surviving and ongoing obligations.
Per the Tyligand License Agreement, Tyligand shall pay us a non-refundable, non-creditable royalty at a rate in the mid-single digits of the net sales of each product in the Territory in each calendar quarter commencing with the first commercial sale of such product in the field in the Territory and ending upon the latest of (i) the sale of a generic product in the Territory and (ii) 15 years after the date of the first commercial sale of product in the Territory.

Collaboration and Licensing Agreement with Integral Molecular
In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 BsAb for cancer therapy. Under the terms of the Integral License Agreement, we and Integral will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. We will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. We paid an upfront license fee of $0.3 million and granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million. As a part of the Integral License Agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million (of which a $0.5 development milestone was achieved in the second quarter of 2022 and subsequently paid), sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement. We shall continue to pay royalties on a country-by-country and licensed-by-licensed product basis, until the later of: (i) the expiration of the patent covering such product in such territory, (ii) the expiration of any regulatory exclusivity granted with respect to a product in such territory and (iii) 10 years from the first commercial sale of such product in such country. The Integral License Agreement shall continue in full force and effect, until either (a) royalty payments for all products in all territories have expired or (b)(i) we provide written notice of termination, (ii) during three successive quarters we do not use commercially reasonable efforts to develop a product, (iii) if the agreement is breached or (iv) if a party goes bankrupt. On March 20, 2023, we amended the Integral License Agreement to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third party research funding obtained and used by Integral in connection with the development of CTIM-76.
Menarini Clinical Trial Collaboration and Supply Agreement
On August 1, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Menarini Agreement”) with Berlin-Chemie AG - Menarini Group - (“Menarini”). Pursuant to the Menarini Agreement, Menarini agreed to provide, at no cost to us, elacestrant, its nonsteroidal combined selective estrogen receptor modulator and selective estrogen receptor degrader therapy, for use in combination with ONA-XR, in a planned Phase 1/2 clinical trial (the “Menarini Study”). Under the Menarini Agreement, we agreed to sponsor, fund and conduct the Menarini Study. Under the Menarini Agreement, Menarini agreed to manufacture and supply elacestrant at Menarini's cost and for no charge to us for use in the Menarini Study and to provide cell-free nucleic acid analysis of the anonymized blood samples of all Menarini Study patients. We own any data and sample testing results produced in the Menarini Study. We and Menarini jointly own any rights to inventions relating to the combined use of elacestrant and ONA-XR, while Menarini owns certain inventions solely related to elacestrant and we own certain inventions solely related to ONA-XR. We and Menarini formed a joint development committee responsible for coordinating all activities between the parties under the Menarini Agreement. Additionally, had we received a bona-fide third-party offer to sell, divest or license ONA-XR, we would have been required, subject to certain exceptions, to inform Menarini of the receipt of an offer and, if Menarini timely provided proposed terms for such a transaction in writing, we would have been required to consider such terms in good faith. On March 21, 2023, we mutually terminated the Menarini Agreement, and the parties agreed to reasonably cooperate towards an orderly wind-down of the related clinical trial.
Commercialization
We retain full worldwide development and commercialization rights to certain CLDN6 antibody patents in the field of bispecific antibodies and retain worldwide development and commercialization rights for ONA-XR outside of Greater China. We periodically evaluate out-license opportunities for our product candidates, including our current exploration of strategic options for ONA-XR, and seek to identify drug candidates for novel indications and/or patient subpopulations with an oncology focus that we might in-license. Our commercial plans and strategy for any of our programs may change as programs advance, markets change, and we receive more clinical data, and will depend on availability of current and future capital.

Sales and marketing
We currently have no sales, marketing, or commercial product distribution capabilities, and we may explore partnerships with larger pharmaceutical organizations that already have these capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of a product candidate.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our current and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if any product candidate obtains marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our current and any future investigational product candidates, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our current and any future product candidates.
To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third party contract manufacturers. We continue to develop our supply chain for CTIM-76 and intend to put in place additional framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.
On November 7, 2022, we entered into a Development and Manufacturing Services Agreement (the “Lonza Development Agreement”), with Lonza Sales AG (“Lonza Sales”) and Lonza AG (collectively, “Lonza”). Under the terms of the Lonza Development Agreement, Lonza will provide services relating to the development and manufacture of CTIM-76 (the “Product”) in accordance with the project plan attached to the Lonza Development Agreement and any other work as may be agreed to between us and Lonza. The Lonza Development Agreement will terminate upon the completion of the agreed upon services, unless earlier terminated by us or Lonza for uncured material breaches, insolvency of the other party, or if a party determines that it is not possible to complete the services for material scientific or material technical reasons.
We can terminate certain services under the Lonza Development Agreement, but in addition to payment for certain non-cancellable commitments, we would be required to pay a cancellation fee, such fee to be determined depending on the timing of such notice prior to the commencement of the related services.
The License Development Agreement requires us to obtain a license from Lonza prior to receipt from Lonza of the Product or in vivo clinical studies or any other commercial use or sale of the Product, which we entered into concurrently with the License Development Agreement, as further described below. Additionally, should we desire to either manufacture the Product itself or have it manufactured by a third party, we would be required to obtain Lonza’s consent (not to be unreasonably withheld, conditioned or delayed) and would need to enter into a separate technology transfer agreement with Lonza for a non-exclusive license to the extent necessary to manufacture, have manufactured and supply the Product at a licensing fee up to £750,000.
The Lonza Development Agreement also contains customary representations, warranties, indemnification and other obligations of us and Lonza.
On November 7, 2022, we entered into a License Agreement (the “Lonza License Agreement”) with Lonza Sales. Under the terms of the Lonza License Agreement, to the extent incorporated into the Product, Lonza granted us a non-exclusive license to use certain proprietary Lonza intellectual property and systems for us to develop, manufacture and commercially exploit the Product.
We shall pay certain royalties and annual payments in respect of the manufacturing and sale of Product, which amounts shall be determined by the party manufacturing the Product and ranges from a potential annual payment of up to less than $500,000 and a royalty on net sales from 0% up to a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which such Product is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which such Product is being sold, the expiration of the licensed patents in the country in which such Product is being manufactured, and 10 years from the first commercial sales of the Product in such country of sale.
The Lonza License Agreement continues until terminated, and we or Lonza may terminate the Lonza License Agreement for uncured material breaches or insolvency of the other party. We can unilaterally terminate the Lonza License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza License Agreement upon certain actions by us.
The Lonza License Agreement also contains customary representations, warranties, indemnification and other obligations of us and Lonza.
As we advance our current and any future product candidates through development, we will consider our lack of redundant supply for the API and drug product for each product candidate to protect against any potential supply disruptions.
We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, the experience of our executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.
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
For CTIM-76, our CLDN6xCD3 bispecific antibody, we are aware of several companies developing antibodies against this target, including Abbvie Inc., Amgen, Astellas Pharma Inc., AstraZeneca plc, BioNTech, Chugai Pharmaceutical Co., Ltd., Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), I-Mab, NovaRock Biotherapeutics Inc., and Xencor. These companies are developing CDLN6 products in naked antibody, bispecific, CAR-T, and mRNA vaccine formats. To our knowledge, Amgen, BioNTech, and Daiichi Sankyo have the only CLDN6 products in clinical trials.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending our patent rights. We retain full worldwide development and commercialization rights to certain CLDN6 antibody patents in the field of bispecific antibodies and we own the issued patent and patent applications relating to ONA-XR. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology to protect our product candidates and continuing to innovate to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.
As of March 13, 2023, the Integral patent portfolio for CTIM-76 that we exclusively licensed pursuant to the Integral License Agreement includes one granted U.S. patent, two pending U.S. applications (including one provisional application), and 27 pending foreign applications. The U.S. patent is expected to expire between in 2040, subject to any extensions or disclaimers.

As of March 13, 2023, our patent portfolio with respect to our ONA-XR product candidate consisted of four issued U.S. patents, four pending U.S. patent applications, three unpublished PCT applications, ten granted foreign patents (including one granted Canadian patent, two granted Chinese patents, one granted Japanese patent, four granted Australian patents, one granted Hong Kong patent, and one granted Mexican patent), and 16 pending foreign patent applications (including one Australian application, three Canadian applications, two Chinese applications, three European regional patent applications, three Hong Kong applications,two Japanese applications, and two Korean applications). Our granted U.S. patents, referenced above, have claims directed to our ONA-XR product candidate as pharmaceutical compositions, formulations, related methods of use, and methods of making. These U.S. patents are expected to expire between 2034 and 2036, subject to any extensions or disclaimers.

We also possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.
With respect to our current and any future product candidates and processes, we intend to develop and commercialize in the normal course of business, and we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.
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
Government Regulation
Regulatory Pathway
We expect that CTIM-76 will be classified and regulated by the FDA as a biologic. We expect that ONA-XR will be classified and regulated by the FDA as a drug. A new drug application (“NDA”) is required to introduce a drug into interstate commerce. A biologics license application (“BLA”) is required to introduce a biologic product into interstate commerce. The specific requirements of NDAs and BLAs include applicant information, product information, manufacturing information, pre-clinical data, clinical data, and labelling. The most important, time-consuming, and expensive aspect of preparing for a BLA or NDA is conducting clinical trials to demonstrate safety and effectiveness. The requirements of such clinical trials heavily influence the eventual allowable product label claims. The FDA has a performance goal as defined in the Prescription Drug User Fee Act of 10 months for a standard submission and six months for priority review. It is not uncommon for NDAs and BLAs to require medical advisory board review prior to the FDA granting marketing approval. A facility inspection verifying the manufacturing systems is also usually performed prior to FDA approval.
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
The FDA has broad post-market and regulatory enforcement powers. Manufacturers of biologic products and drug products are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.
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
Privacy and Security Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, (collectively referred to as “HIPAA”), establish privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, among other requirements.
Violations of HIPAA may result in civil and criminal penalties. Companies subject to HIPAA must also comply with HIPAA’s breach notification rule which requires notification of affected patients and the U.S. Department of Health and Human Services (“HHS”), and in certain cases of media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and HIPAA standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.
Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations as of July 1, 2020. On January 1, 2023, California adopted the California Privacy Rights Act (“CPRA”), which amended the CCPA to enhance certain of the privacy protections for California consumers that were created by the CCPA. The enhancements include imposing additional compliance obligations for covered entities and removing certain exemptions previously available under the CCPA. While the California Attorney General retains civil enforcement authority, the CPRA also created the California Privacy Protection Agency to implement and enforce the law.
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
European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. The EU-wide General Data Protection Regulation (“GDPR”) became applicable on May 25, 2018, replacing the previous data protection laws issued by each EU Member State based on the Directive 95/46/EC. Unlike the Directive (which needed to be transposed at national level), the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations, requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR are significant—the greater of EUR 20 million or 4% of global turnover. The GDPR provides that EU Member States may introduce further conditions, including limitations, to the processing of genetic, biometric or health data. In the UK, the UK General Data Protection Regulation (the “UK GDPR”) came into effect on January 1, 2021. Similar to the GDPR, the UK GDPR sets out the key principles, rights, and obligations for most processing of personal data in the UK. The Data Protection Act of 2018, which came into effect on May 25, 2018 and was amended on January 1, 2021, works alongside and supplements the UK GDPR.
U.S. Healthcare Reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products. By way of example, the Patient Protection and Affordable Care Act (“PPACA”) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical, medical device and biologics industries, among others.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA, and there may be additional challenges and amendments to PPACA in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was passed, which among other things, allows for the Centers for Medicare & Medicaid Services (“CMS”) to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the IRA on our business and the healthcare industry in general is not yet known.

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
Pricing and Reimbursement
In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and efforts are underway to reduce the cost of medical products and services overall. We may need to conduct expensive studies in order to demonstrate the cost-effectiveness of our products. Our current and any future product candidates may not be considered cost-effective. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product or procedure using the product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate revenue levels. Future legislation could limit payments for our current and any future product candidates.
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
Anti-Kickback and False Claims Laws
In the United States, the research, manufacturing, distribution, sale and promotion of pharmaceutical products and devices are subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Federal Food, Drug, and Cosmetic Act, the Anti-Kickback Statute, as amended, the False Claims Act, as amended, the privacy regulations promulgated under HIPAA, and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.
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
The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including pharmaceutical products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, a provision of PPACA, referred to as the Sunshine Act, requires pharmaceutical product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians, registered nurses and teaching hospitals, among others, in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
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
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (the “FCPA”), prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.
Human Capital
As of March 1, 2023, we had nine full-time employees, no part-time employees and one consultant who serves as an executive officer of the Company. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.
Culture is a critical element in the management of our organization. Our talented employees are focused on driving our business with the foundation for all our efforts being to advance medicines for solid tumors. Our goal is that each colleague feels a deep connection to what they do, loves coming to work, and is aligned to our mission.
Culture begins with our hiring process and continues throughout an employee’s time with Context. We support our colleagues with a comprehensive offering of competitive pay and benefits.
Facilities
Our principal office is located in Philadelphia, Pennsylvania, where we lease approximately 3,500 square feet of office space pursuant to a sublease that expires in July 2023. Additionally, in March 2023, we entered into a direct lease for this same office space that begins on August 1, 2023 and is set to expire on August 31, 2024, pursuant to which we retain the right to renew the lease for an additional one-year term subject to notice to the landlord by December 31, 2023. We believe our facility is adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
We have not commercialized any products and have yet to generate any revenue from product sales. The amount of our future net losses will depend, in part, on our expenses and our ability to generate revenues. Our current and any future product candidates will require substantial additional development time and resources before we may realize revenue from product sales, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
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
•further develop and refine the manufacturing process for our current and any future product candidates;
•change or add additional manufacturers or suppliers of pharmaceutical or biological materials or product candidates;
•further develop our anti-hormonal resistance therapies;
•acquire or in-license other technologies;
•seek to attract and retain new and existing personnel; and
•expand our facilities.
No clinical studies have begun on CTIM-76. It will be several years, if ever, before we obtain regulatory approval for a therapeutic product candidate, at which time any revenues for such product candidate will depend upon many factors, including market conditions, costs and effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, and the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors.

If we are unable to develop and commercialize one or more product candidates either alone or with collaborators, including through the potential out-licensing of our product candidates, or if revenues from any product candidate that receives marketing approval or is commercialized are insufficient, we may not achieve profitability or sustain profitability, which would have an adverse effect on the value of our common stock, which would be materially adversely affected.
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
The process of identifying product candidates and conducting preclinical and clinical trials is time consuming, expensive, uncertain and takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for CTIM-76 or any other future product candidates;
•clinical development plans we establish for CTIM-76 and any other future product candidates;
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
We are a biopharmaceutical company with a limited operating history. We were founded in 2015 and spent the first three years of our company’s history developing and refining our therapeutic approach, and only since then have we focused our efforts on advancing the development of product candidates.

Investment in biopharmaceutical product development is a highly speculative endeavor and entails substantial upfront capital expenditures. There is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our product candidates and the therapeutic approach we are using are new and unproven. We have commenced Phase 2 human clinical trials for ONA-XR, but we plan to cease development of this product candidate and have not demonstrated an ability to initiate clinical trials for our other product candidate or successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf.
Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing products. Our limited operating history, particularly in light of the rapidly evolving nature of the biopharmaceutical industries and the cancer therapeutics field, may make it difficult to evaluate our technology and business prospects or to predict our future performance.
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
The extent to which the novel coronavirus (“COVID-19”) pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact, among others.
Should COVID-19 further spread or novel variants emerge, our business operations could be delayed or interrupted. For instance, our research and development may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Quarantines or other travel limitations (whether voluntary or required) could impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our research activities, including clinical trials. Any elongation or de-prioritization of clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our current and any future product candidates.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. New or renewed restrictions may be implemented in response to evolving conditions or new variants of the virus. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 or from other geopolitical occurrences could materially and adversely affect our business and the value of our common stock.

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
Fluctuating foreign exchange rates could increase our operating expenses and adversely affect our results of operations.
In November 2022, we entered into the Lonza Development Agreement, pursuant to which Lonza will provide services relating to the development and manufacture of CTIM-76. As a result, we expect to have more significant foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar beginning in the first quarter of 2023. A weakening U.S. dollar could increase our operating expenses, which would adversely impact our results of operations and financial position.
Our governing documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of state law actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative form, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our amended and restated certificate of incorporation or amended and restated bylaws; (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Risks Related to our Product Candidates
Our business is dependent on the successful development, regulatory approval and commercialization of our therapeutic product candidate, CTIM-76, which is in the early stages of development.
We have no products approved for sale. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of CTIM-76, which may never occur.

In the future, we may also become dependent on other product candidates that we may develop or acquire; however, not all of our product candidates have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a cancer treatment sufficient to warrant approval for commercialization.
We have not previously submitted a NDA or BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Further, any future product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
We plan to seek regulatory approval to commercialize our current and any future product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our current and any future product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.
The clinical and commercial success of our current and any future product candidates will depend on a number of factors, including the following:
•our ability to raise any additional required capital on acceptable terms, or at all;
•our ability to complete IND and BLA-enabling studies and successfully submit an IND and BLA;
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
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our lead product candidate or any future product candidates or approved products, if any;

•the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our product candidate or any future product candidates;
•our ability to successfully develop a commercial strategy and thereafter commercialize our current or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others, including through the potential out-licensing of our product candidates;
•the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid) and other third-party payors for any of our product candidates that may be approved;
•the convenience of our treatment or dosing regimen;
•acceptance by physicians, payors and patients of the benefits, safety and efficacy of our current or any future product candidates, if approved, including relative to alternative and competing treatments;
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
Our foundational science and product development approach are based on the selective targeting of solid-tumor cancers, including by inhibiting CLDN6 to elicit meaningful anticancer activity. We believe that this approach may offer an improved therapeutic effect by redirecting T-cell-mediated lysis toward malignant cells expressing CLDN6. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to develop therapeutics that effectively inhibit membrane protein targets is both preliminary and limited.
As such, we cannot assure you that even if we are able to develop cancer therapeutic candidates capable of redirecting T-cell-mediated lysis toward malignant cells, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.
Furthermore, no regulatory authority has granted approval for a cancer therapy based on a selective targeting of Claudin 6 positive cancers. As such, we believe the FDA has limited experience with evaluating our approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidate. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings.

Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.
The results of preclinical studies, early clinical trials or analyses of a product candidate may not be predictive of the results of later-stage clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results may be shown to be incorrect when implemented in prospective clinical trials. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.
Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
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
Any product candidate may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require it to be taken off the market, require it to include safety warnings or otherwise limit its sales.
Serious adverse events or undesirable side effects caused by a product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Patients treated with ONA-XR to date have experienced adverse events that include, but are not limited to, fatigue, liver enzyme elevations and nausea.
If unacceptable side effects arise in the development of any product candidate, we, the FDA or the institutional review boards (“IRBs”) at the institutions in which our studies are conducted, or the data safety monitoring board, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using a product candidate to understand the side effect profiles for our clinical trials and upon any commercialization of any product candidate. Inadequate training in recognizing or managing the potential side effects of any product candidate could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, if any product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may be required to implement a Risk Evaluation and Mitigation Strategy (“REMS”), or create a medication guide outlining the risks of such side effects for distribution to patients;
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
Our current product candidate and product development program is still in the IND validation process. We may be unsuccessful in advancing any product candidate into clinical development or in identifying and developing additional product candidates.
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
If a product candidate does not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidate may be delayed, and our business will be harmed.
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
If our collaborators or ourselves fail to achieve announced milestones in the expected timeframes, the commercialization of the affected product candidate may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the price of our common stock may decline.
We have decided to discontinue and explore strategic options for our ONA-XR program; however, there can be no assurance that we will be successful in entering into or consummating a transaction or that any such transaction will yield additional value for stockholders.
On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of, and exploring strategic options for, ONA-XR. There can be no assurances that any such evaluation and consideration will result in a sale, spin-off, license, or any other transaction being entered into or consummated. The process may be time-consuming, distracting to management and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic options may result in additional expenses.

Any strategic decision will involve risks and uncertainties, and we cannot guarantee that any potential transaction or other strategic option, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in ONA-XR.
Any uncertainties related to consummating any transaction for ONA-XR may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
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
Clinical development does not always fully characterize the safety and efficacy profile of a new medicine, and it is always possible that a drug or biologic, even after regulatory approval, may exhibit unforeseen side effects. If any product candidate were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities.

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
As of March 1, 2023, we had nine full-time employees. We also have various consultants who we rely on for research and development, business development and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time and resources to support the operations of our business, including our research and development activities, and the management of financial, accounting and reporting matters. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition and results of operations could be harmed.
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
Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and clinical trials or regulatory approvals for any product candidate could be suspended. As a public company it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as our executive officers.
Insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. A successful liability claim or series of claims brought against us could require us to pay substantial amounts and cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of product candidates.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, the loss of uninsured deposits, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers or collaboration partners, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a collaboration partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a supplier or collaboration partner could be adversely affected by any of the liquidity or other risks that are described above or by the loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier or collaboration partner bankruptcy or insolvency, or the failure of any collaboration partner to make payments when due, or any breach or default by a supplier or collaboration partner, or the loss of any significant supplier or collaboration partner relationships, could result in material losses to us and may have a material adverse impact on our business.
Risks Related to Our Reliance on Third Parties
We expect to, and do, depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.
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
If we do not receive the funding or expected deliverables or services from our collaborators we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop such product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
In connection with our plan to cease development of ONA-XR, we may become involved in disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of ONA-XR, which may be time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR.
We have entered into various agreements and licenses with licensees, licensors and other counterparties related to the development and/or commercialization of ONA-XR. These agreements and licenses impose a variety of obligations on us and the counterparties to such agreements and licenses. On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and exploring strategic options. As a result, we have begun the process of winding-down our operations relating to, and pursuing strategic options for, ONA-XR. Disagreements and disputes between us and certain counterparties may arise related to such wind-down efforts regarding each parties’ obligations under the respective agreement or license relating to ONA-XR.
Any such disagreement or dispute could become time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR. Any disagreements or disputes with such parties that lead to litigation, arbitration or similar proceedings will result in us incurring significant legal expenses, as well as potential significant legal liability.
Further, any disagreements or disputes over our obligations or intellectual property that we have licensed or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms. If we fail to meet our obligations under these agreements or licenses, the respective counterparty may have the right to terminate the respective agreement or license and to re-obtain the related technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement or license was in force that relates to the applicable technology. While we would expect to exercise our rights and remedies available to us in the event we fail to meet our obligations under such agreement or license in any material respect and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured breach under any agreement or license relating to ONA-XR could result in our loss of rights and may lead to a complete termination of the respective agreement or license. Termination of one of these agreements or licenses for any reason could prevent us from completing a transaction to sell or out-license ONA-XR.

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
We have relied on and we expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (“CROs”) to conduct preclinical studies and clinical trials for product candidates. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on such third parties will not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
Although we have designed and intend to design future trials for product candidates either alone or with collaborators, third parties may conduct some parts of or all of the trials. As a result, many important aspects of our research and development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current and future studies and trials will also result in less direct control over the management of data developed through studies and trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes and difficulties in coordinating activities. Such third parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities, become financially distressed or form relationships with other entities, some of which may be our competitors.
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
If our CROs or other third parties do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, trials for a product candidate may be extended, delayed or terminated, and we or our collaborators may not be able to obtain regulatory approval for, or successfully commercialize, any product candidates. If we are required to repeat, extend the duration of or increase the size of any trials we conduct, it could significantly delay commercialization and require significantly greater expenditures.
As a result of any of these factors, our financial results and the commercial prospects for the affected product candidate would be harmed, our costs could increase and our ability to generate revenues could be delayed.
If we are unable to obtain sufficient quantities of raw materials and supplies, at acceptable prices and on a timely basis, it could harm our business.
We are dependent on third parties for the supply of various pharmaceutical and biological materials and the manufacture of product supplies that are necessary to produce our current and any future product candidates. The supply of these materials could be reduced or interrupted at any time. In such case, identifying and engaging an alternative supplier or manufacturer could result in delay, and we may not be able to find other acceptable suppliers or manufacturers on acceptable terms, or at all.
Changing suppliers or manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. If we change suppliers or manufacturers for commercial production, applicable regulatory agencies may require us to conduct additional studies or trials. If key suppliers or manufacturers are lost, or if the supply of the materials is diminished or discontinued, we or our collaborators may not be able to develop, manufacture and market the affected product candidate in a timely and competitive manner, or at all. If any product candidate receives approval, we will likely need to seek alternative sources of supply of raw materials or manufactured product supplies and there can be no assurance that we will be able to establish such relationships to provide such supplies on commercially reasonable terms or at acceptable quality levels, if at all. If we are unable to identify and procure additional sources of supply that fit our required needs, we could face substantial delays or incur additional costs in procuring such materials.
We do, and may further, rely on third parties for the manufacturing process of our current and any future product candidates, and failure by those parties to adequately perform their obligations could harm our business.
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and do rely, and expect that we will continue to rely, on outside vendors, including vendors outside the United States, for at least a portion of the manufacturing process of our current and any future product candidates that we or our collaborators develop.
The facilities used by our contract manufacturers to manufacture product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections conducted after we submit an application to the FDA or other foreign regulatory agencies. When we or our collaborators engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing providers for compliance with cGMP requirements for manufacture of the product candidates.
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
Our research and product development programs and the potential commercialization of our current and any future product candidates will require substantial additional cash to fund expenses, and we expect that we will continue to seek collaborative arrangements, including the potential out-licensing of our product candidates, for the development and potential commercialization of our current and any future product candidates or the development of ancillary technologies.
We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product, an assessment of the opportunities and risks of our product candidate, the design or results of studies or trials, the likelihood of approval, if necessary, by the U.S. Department of Agriculture, the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and industry and market conditions generally.
Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, including out-licensing ONA-XR, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidate or others. Such collaborations may also impact our ability to control the nature, timing and cadence of developing and commercializing the product candidates subject to such collaborations. If we are unable to enter into additional collaboration agreements, we may have to curtail the research and development of the product candidate for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our current and any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics and pharmaceuticals, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of anti-CLDN6N therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of product candidates based on the completed clinical trials, as the FDA often makes decisions consistent with the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
•obtaining approval at each clinical trial site by an independent IRB;
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of a product candidate in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our ongoing clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of a product candidate, the commercial prospects for such product candidate will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our current and any future product candidates.
We expect that CTIM-76 will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act was enacted as part of PPACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the Biologics Price Competition and Innovation Act, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the Biologics Price Competition and Innovation Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that CTIM-76, if approved in the United States as a biological product under a BLA, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of any product candidate.
If and when our clinical trials for our current and any future product candidates are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA or NDA, as applicable for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA or NDA, as applicable for the relevant product candidate. For example, the FDA may require that we conduct a comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. As well, in 2022 the Oncology Center of Excellence (OCE) of the FDA implemented Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development, which could impact our ongoing or future clinical trials and significantly delay our development timelines and require substantially more resources.
The FDA may grant accelerated approval for a product candidate and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe an accelerated approval strategy may be warranted given the limited alternatives for patients that our initial product candidates target, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent novel treatments. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.
Our clinical trial results may also not support approval. In addition, our current and any future product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our current or any future product candidates are safe and effective for any of their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;
•we may be unable to demonstrate that our current and any future product candidates’ clinical and other benefits outweigh their safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our current and any future product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or NDA, as applicable, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Obtaining and maintaining regulatory approval of a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of such product candidate in other jurisdictions.
Obtaining and maintaining regulatory approval of a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our current and any future product candidates will be harmed.
We will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with a product candidate.
Any regulatory approvals that we receive for a product candidate will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for that product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a risk evaluation and mitigation strategy program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product candidate, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of a product candidate; and
•injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current and any future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
Even if we obtain regulatory approval of a product candidate, the product may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.
The use of protein inhibitors as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community and we may not be able to convince them to use a product candidate for many reasons. Additional factors will influence whether a product candidate is accepted in the market, including:
•the clinical indications for which a product candidate is approved;
•physicians, hospitals, cancer treatment centers and patients considering a product candidate as safe and effective treatments;
•the potential and perceived advantages of a product candidate over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•the timing of market introduction of a product candidate as well as competitive products;
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
If a product candidate is approved but fails to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
Coverage and reimbursement may be limited or unavailable in certain market segments for a product candidate, which could make it difficult for us to sell such product candidate, if approved, profitably.
Successful sales of a product candidate, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

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
Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use a product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of that product candidate. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers, and reduce the willingness of physicians to use a product candidate.
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
We intend to seek approval to market our current and any future product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for a product candidate, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of drugs and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
The advancement of healthcare reform may negatively impact our ability to sell our current and any future product candidates, if approved, profitably.
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, PPACA was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of PPACA of importance to the pharmaceutical and biotechnology industries, which includes biologics, are the following:
•manufacturers and importers of certain biologics with annual sales of more than $5 million made to or covered by specified federal healthcare programs are required to pay an annual, nondeductible fee according to their market share of all such sales;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% of the average manufacturer price for most branded drugs, biologics, and biosimilars and to 13.0% for generic drugs, and a cap of the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;
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
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for smuch research;
•establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•a licensure framework for follow-on biologic products.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA, and there may be additional challenges and amendments to PPACA in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which repealed the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.”

In addition, other legislative changes have been proposed and adopted in the United States since PPACA was enacted which, among other things, have reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers.
For example, on August 16, 2022, the IRA, was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
To obtain reimbursement or pricing approval in some European Union member states, we may be required to conduct studies that compare the cost-effectiveness of a product candidate to other therapies that are considered the local standard of care. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, a product candidate may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
Risks Related to Intellectual Property
Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.
The patent positions of biopharmaceutical companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the United States Patent and Trademark Office (the “USPTO”) and its foreign counterparts are sometimes uncertain and could change in the future.
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

Furthermore, even if not challenged, our patents and patent applications may not adequately protect our technology and product candidates or products that we develop alone or with collaborators or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications that we hold with respect to our product candidates or potential products is threatened, it could dissuade companies from collaborating with us to develop, and could threaten our or their ability to successfully commercialize, such product candidates or potential products.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We rely on our outside counsel and employ an outside firm to pay these fees due to USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
If the patent applications we hold or have in-licensed with respect to our current and future research and development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our technology or any products and product candidates that we or our collaborators develop, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our or our collaborators’ ability to commercialize future product candidates. Any such outcome could have a material adverse effect on our business.
Our ability to compete effectively in our markets may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantages.
We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect CTIM-76, ONA-XR and any future product candidates. Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to CTIM-76, ONA-XR and any future product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect CTIM-76, ONA-XR and any future product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.
Our ability to obtain and maintain patent protection for CTIM-76, ONA-XR and any future product candidates is uncertain due to a number of factors, including the following factors:
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
Even if we have or obtain patents covering CTIM-76, ONA-XR and any future product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop a product candidate or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover CTIM-76, ONA-XR or any future product candidates or compositions. These patent applications may have priority over patent applications filed by us.
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
In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.
Without patent protection for current or any future product candidates, we may be open to competition from generic or biosimilar versions of such potential products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to those we or our collaborators may develop.

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
If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our current and any future product candidates, thereby potentially extending the term of marketing exclusivity for such product candidates, our business may be harmed.
In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our current and any future product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process.
In the European Union, our current and any future product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements.
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
Filing, prosecuting and defending patents on our current and any future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Third parties may assert claims against us alleging infringement of their patents and proprietary rights, or we may need to become involved in lawsuits to defend or enforce our patents, either of which could result in substantial costs or loss of productivity, delay or prevent the development and commercialization of our current and any future product candidates, prohibit our use of proprietary technology or sale of potential products or put our patents and other proprietary rights at risk.
Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology field is common, including patent infringement lawsuits, and such interference, derivation, reexamination, post-grant review, inter parties review and opposition proceedings before the USPTO and corresponding international patent offices.
The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors.
Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates, and as the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and any future product candidates may be subject to claims of infringement of the intellectual property rights of third parties.
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
Further, if a patent infringement suit is brought against us, our collaborators or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. In addition, defending such claims may cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights.
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
The United States has enacted, and continues to consider, wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, and the courts and regulatory agencies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
We may not be able to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market.
Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On January 24, 2023 we received a letter from Nasdaq stating that the we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until July 24, 2023, in which to regain compliance. We may request stockholder approval to undergo a reverse stock split in order to regain compliance with the $1.00 closing bid price requirement. If we do not regain compliance by July 24, 2023, we may be eligible for an additional 180-day grace period. If we fail to regain and maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.

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
We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.
We may issue debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders. In addition, any preferred stock, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.
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
Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot determinate if investors find our common stock less attractive because we elect to rely on these exemptions, or if taking advantage of these exemptions has or will result in less active trading or more volatility in the price of our common stock.
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
We are subject to the reporting requirements of the Exchange Act, as well as the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. Commencing with our fiscal year ended December 31, 2022, we are now required, under Section 404 of the Sarbanes-Oxley Act, to include in our Form 10-K filing a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings, partnerships and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
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
As a public company, we have incurred significant legal, accounting, insurance, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and ongoing periodic expenses in connection with the administration of our organizational structure. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are subject to complex tax rules relating to our business, and any audits, investigations or tax proceedings could have a material adverse effect on our business, results of operations and financial condition.
We are subject to income and non-income taxes in the United States and Ireland, as well as the tax laws and regulations related to such matters. Tax accounting and compliance often involves complex issues, and judgment and interpretation is required in determining our provision for income taxes and other tax liabilities as well as the application of tax laws and regulations. We could become subject to income and non-income taxes in non-U.S. jurisdictions other than Ireland as well. In addition, many jurisdictions have detailed transfer pricing rules, which require that all transactions with related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of such transfer pricing rules, as well as of withholding taxes, goods and services taxes, sales taxes and other taxes is not always clear and we may be subject to tax audits relating to such rules or taxes. We believe that our tax positions are reasonable, and our tax provisions and reserves are adequate to cover any potential liability. We are also currently not subject to any tax audits.

However, various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. In addition, the Internal Revenue Service or other taxing authorities may disagree with our positions. Furthermore, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect). If the Internal Revenue Service or any other tax authorities were successful in challenging our positions, or existing tax laws, statutes, rules, regulations or ordinances are so interpreted, changed or modified, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results and operations and future cash flow.
Our business and operations would suffer in the event of system failures or security breaches.
Despite the implementation of security measures, our computer systems, as well as those of third parties with which we have relationships, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures. If we or a third party with which we have relationships were to experience a system failure, accident or security breach, such an event could cause interruptions in our or their operations, or it could result in delays and/or material disruptions of our research and development programs. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the development of our current and any future product candidates could be delayed.
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
Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant costs, including regulatory penalties, fines and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation and cause a loss of confidence in us and our collaborators’ ability to conduct clinical trials, which could adversely affect our reputation and delay our research and development programs.
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
We may now and in the future employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and consultants.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 2001 Market Street, Suite 3915, Unit #15, Philadelphia, PA 19103, where we occupy approximately 3,500 square feet of office space pursuant to a sublease entered into in January 2022. Our sublease for this space began on February 1, 2022 and is set to expire on July 30, 2023. Additionally, in March 2023, we entered into a direct lease for this same office space that begins on August 1, 2023 and is set to expire on August 31, 2024, pursuant to which we retain the right to renew the lease for an additional one-year term subject to notice to the landlord by December 31, 2023.
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
Stockholders
As of March 17, 2023, we had 15,966,053 shares of common stock outstanding held by 56 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a biopharmaceutical company dedicated to improving the lives of patients living with solid tumors.

Our preclinical program, CTIM-76, is an anti-CLDN6 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors, including ovarian, lung and testicular, and absent from or expressed at low levels in healthy adult tissues. In November 2022, we entered into the Lonza Development Agreement with Lonza, a global development and manufacturing partner to the pharma, biotech, and nutrition industries, to manufacture CTIM-76. IND-enabling studies on CTIM-76 have been initiated, and we expect to submit an IND application to support human clinical trials to the FDA in the first quarter of 2024.

On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and focusing on the development of CTIM-76. Based upon the challenging market conditions for emerging companies, the increasingly competitive landscape for breast cancer treatments, recent study findings, and other factors, we decided to cease development and explore strategic options for ONA-XR. As a result, we will no longer primarily focus on female cancers.

Recent advances in the treatment of metastatic breast cancer point toward a more competitive environment in the coming years, such as promising Phase 3 clinical data for emerging product candidates, including Enhertu and capivasertib. Additionally, in the ongoing Phase 2 OATH trial evaluating ONA-XR in combination with anastrozole, elevated LFTs were identified in three patients, including in one patient who discontinued treatment, although none of the elevated LFTs were considered serious adverse events. We determined that significant incremental program costs and delays were likely to be required to analyze and potentially mitigate future LFT abnormalities. By ceasing development of ONA-XR, we expect to have sufficient cash and cash equivalents to fund our operations into late 2024.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants.

In October 2021, we closed an initial public offering (“IPO”) on The Nasdaq Stock Market, in which we issued and sold 5,750,000 shares at a public offering price of $5.00 per share. We received gross proceeds of approximately $28.8 million as a result of the offering. In December 2021, we sold 5,000,000 shares of common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement for gross proceeds of approximately $31.3 million. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or any future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our current and any future product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Our net loss was $14.8 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $44.1 million.We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue nonclinical studies and initiate clinical trials for CTIM-76 and for any additional product candidates that we may pursue;
•continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•establish a sales, marketing and distribution infrastructure to commercialize any approved product candidate and related additional commercial manufacturing costs;
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
As of December 31, 2022, we had cash and cash equivalents of $35.5 million, which we expect will be sufficient to fund our operations into late 2024. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

The COVID-19 Pandemic and its Impacts on Our Business
The spread of COVID-19 has caused worldwide economic instability and significant volatility in the financial markets. There is significant uncertainty as to the likely effects of this disease should novel variants emerge, which may, among other things, materially impact our ongoing or planned clinical trials. This pandemic and/or periodic outbreaks could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of this pandemic on our future consolidated financial statements.
Components of Our Results of Operations
Operating Expenses
Acquired In-process Research and Development Expense
Acquired in-process research and development expense consists of initial up-front and development milestone payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under Accounting Standards Codification Topic 805, Business Combinations. Acquired in-process research and development expense reflects the cash paid and/or the estimated fair value of the equity consideration given.
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
•expenses incurred under agreements with contract manufacturing organizations, including manufacturing scale-up expenses, milestone-based payments, and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•fees paid to consultants who assist with research and development activities;
•expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities and maintenance.
We track outsourced development costs and other external research and development costs to specific product candidates on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including share-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and any future product candidates and prepare regulatory filings for our current and any future product candidates.
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
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. Additionally, we will continue to incur significant costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission (the “SEC”), insurance and investor relations costs. If any of our current or future product candidates obtain U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents.
Interest Expense
Interest expense has consisted primarily of interest related to our convertible promissory notes that converted to Series A stock in 2021. All of our previously outstanding convertible promissory notes were converted as of February 2021.
Other Income
Other income is primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$500,000	$3,087,832	(2,587,832)	(84)%
Research and development	7,091,163	3,805,067	3,286,096	86%
General and administrative	7,790,040	3,632,920	4,157,120	114%
Loss from operations	(15,381,203)	(10,525,819)	(4,855,384)	46%
Interest income (expense), net	547,268	(64,240)	611,508	(952)%
Change in fair value of convertible promissory notes	—	9,317	(9,317)	(100)%
Other (expense) income	(2,004)	123,872	(125,876)	(102)%
Net loss	$(14,835,939)	$(10,456,870)	$(4,379,069)	42%
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expense of $0.5 million for the year ended December 31, 2022 reflects the expense recognized related to the development milestone achieved in 2022 under the collaboration and licensing agreement with Integral for the development of CTIM-76.
Acquired in-process research and development expense of $3.1 million for the year ended December 31, 2021 reflects the fair value of the consideration paid/equity issued under the collaboration and licensing agreement with Integral for the development of CTIM-76.
Research and Development Expenses
Research and development expenses increased by approximately $3.3 million for the year ended December 31, 2022 as compared to the same period in 2021. The following table summarizes our research and development expenses for the year ended December 31, 2022 as compared to the same period in 2021:

	Year ended December 31,
	2022	2021	$ Change	% Change
ONA-XR	$4,641,936	$2,242,146	$2,399,790	107%
CTIM-76	948,716	642,030	306,686	48%
Personnel-related costs	1,372,376	916,371	456,005	50%
Other research and development	128,135	4,520	123,615	2735%
	$7,091,163	$3,805,067	$3,286,096	86%

The increase in ONA-XR expenses of $2.4 million was primarily due to an increase of $1.0 million in contract manufacturing costs and an increase of $1.1 million in clinical trial costs, mostly as a result of initiating our Phase 1b/2 ELONA trial. CTIM-76 expenditures increased by $0.3 million primarily as a result of completing additional IND-enabling studies and higher contract manufacturing costs. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, increased by approximately $0.5 million, primarily due to higher headcount over the prior year period.

General and Administrative Expenses
General and administrative expenses increased by $4.2 million from $3.6 million for the year ended December 31, 2021 to $7.8 million for the year ended December 31, 2022. The increase was mainly due to an increase of $2.0 million in compensation and share-based compensation as a result of an increase in our general and administrative headcount and changes to compensation arrangements. Additionally, expenses increased due to higher insurance costs of $1.2 million and $1.0 million of other costs associated with operating as a public company.
Interest Income (Expense), net
Interest income (expense), net, increased by approximately $0.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to higher interest income earned as a result of higher cash and cash equivalent balances and higher interest rates. In addition, interest expense was lower for the year ended December 31, 2022 due to the conversion of all convertible promissory notes during 2021.

Change in Fair Value of Convertible Promissory Notes
The change in fair value of convertible promissory notes was $9,317 for the year ended December 31, 2021. This change was attributable to a decrease in the fair value of our common stock.
Other Income (Expense)
Other income (expense) of $0.1 million for the year ended December 31, 2021 was primarily due to the recognition of a gain on extinguishment of debt as a result of the forgiveness of our outstanding Paycheck Protection Program loan in July 2021.
Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since inception and have an accumulated deficit of $44.1 million as of December 31, 2022. Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

Since our inception through December 31, 2022, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. In October 2021, we closed an IPO on The Nasdaq Stock Market and received gross proceeds of approximately $28.8 million as a result of the offering. Additionally, in December 2021, we sold 5,000,000 shares of our common stock together with warrants to purchase 5,000,000 shares of our common stock in a private placement and received gross proceeds of approximately $31.3 million. As of December 31, 2022, we had cash and cash equivalents of $35.5 million, which we expect will be sufficient to fund our operations into late 2024 as a result of our portfolio prioritization and capital allocation strategy, which includes discontinuing the development of ONA-XR. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our current and for any additional product candidates that we may pursue;
•the costs of manufacturing our current and any future product candidates for clinical trials and in preparation for regulatory approval and commercialization;
•the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our current and any future product candidates that we may pursue;
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
•the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing and distribution capabilities, for our current and any future product candidates for which we receive regulatory approval; and
•revenue, if any, received from commercial sales of our current and any future product candidates, should any of our product candidates receive regulatory approval.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
Cash used in operating activities	$(13,549,234)	$(8,799,487)
Cash used in investing activities	(536,836)	(250,000)
Cash (used in) provided by financing activities	(102,071)	58,394,036
Net (decrease) increase in cash and cash equivalents	$(14,188,141)	$49,344,549
Comparison of the Years Ended December 31, 2022 and 2021
Operating Activities
During the year ended December 31, 2022, we used $13.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $14.8 million, partially offset by non-cash share-based compensation of $1.0 million, in-process research and development charges of $0.5 million, and a net change in our operating assets and liabilities of $0.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates, ONA-XR and CTIM-76.
During the year ended December 31, 2021, we used $8.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $10.5 million, a gain of $0.1 million from the extinguishment of debt and a net change in our operating assets and liabilities of $2.2 million. This was primarily offset by non-cash in-process research and development charges of $3.1 million, the non-cash fair value measurement of warrants for services of $0.4 million and share-based compensation of $0.5 million. The primary uses of cash were to fund our operations related to the development of our product candidates, ONA-XR and CTIM-76.
Investing Activities
During the year ended December 31, 2022, cash used in investing activities was primarily attributable to the payment of a development milestone of $0.5 million under the collaboration and licensing agreement with Integral for the development of CTIM-76. In addition, we used approximately $37,000 of cash to purchase property and equipment.
During the year ended December 31, 2021, cash used in investing activities was attributable to the initial upfront license fee of $0.3 million related to our acquired in-process research and development..
Financing Activities
During the year ended December 31, 2022, cash used in financing activities was $0.1 million, consisting of the payment of offering costs related to our December 2021 private placement.
During the year ended December 31, 2021, financing activities provided $58.4 million, consisting of net proceeds of $5.0 million from the sale of Series A Stock and warrants for common stock, net proceeds of $24.4 million from the sale of common stock in our IPO and net proceeds of $29.0 million from the sale of common stock and warrants in our private placement.
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid/accrued research and development expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $35.5 million consisting of bank deposits and money market accounts. Due to the short-term duration of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value.
Beginning in the first quarter of 2023, we expect to have more significant foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar due to the manufacturing of CTIM-76 under the Lonza Development Agreement. A hypothetical 10% increase or decrease in the value of foreign exchange rates relative to the U.S. dollar as of December 31, 2022 would have had an immaterial impact on our net loss. To date, we have not entered into any foreign currency hedging contracts.
Inflation generally affects us by increasing our labor and clinical trial costs. We do not believe inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.
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
Other exemptions and reduced reporting requirements under the JOBS Act include, without limitation, the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following October 19, 2026, (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and (b) either (i) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company while either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data
Context Therapeutics Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Context Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Context Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey
March 22, 2023

Context Therapeutics Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$35,497,445	$49,635,197
Prepaid expenses and other current assets	2,356,213	1,620,164
Total current assets	37,853,658	51,255,361
Operating lease right-of-use asset	51,967	—
Property and equipment, net	27,568	—
Other assets	32,750	—
Restricted cash	—	50,389
Total assets	$37,965,943	$51,305,750
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$936,330	$1,826,294
Accrued expenses and other current liabilities	2,216,169	1,207,121
Operating lease liability - current	55,078	—
Total current liabilities	3,207,577	3,033,415
Total liabilities	3,207,577	3,033,415
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 issued and outstanding at December 31, 2022 and December 31, 2021	15,966	15,966
Additional paid-in capital	78,832,779	77,510,809
Accumulated deficit	(44,090,379)	(29,254,440)
Total stockholders' equity	34,758,366	48,272,335
Total liabilities and stockholders' equity	$37,965,943	$51,305,750
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2022	2021
Operating expenses:
Acquired in-process research and development	$500,000	$3,087,832
Research and development	7,091,163	3,805,067
General and administrative	7,790,040	3,632,920
Loss from operations	(15,381,203)	(10,525,819)
Interest income (expense), net	547,268	(64,240)
Change in fair value of convertible promissory notes	—	9,317
Other (expense) income	(2,004)	123,872
Net loss	$(14,835,939)	$(10,456,870)
Net loss per common share, basic and diluted	$(0.93)	$(3.69)
Weighted average shares outstanding, basic and diluted	15,966,053	2,833,674
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Series A Preferred Stock		Series Seed Preferred Stock		Redeemable Common Stock		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	210,715	1,400,935	2,624,324	6,341,288	16,666	29,000	331,789	332	1,876,159	(18,797,570)	(16,921,079)
Sale of Series A preferred shares, net of offering costs of $310,021	738,445	4,982,835	—	—	—	—	—	—	—	—	—
Conversion of Senior Convertible Notes, including accrued interest, to Series A preferred stock	844,824	5,728,793	—	—	—	—	—	—	137,497	—	137,497
Fair value of Series A preferred stock issued in conjunction with collaboration and licensing agreement	418,559	2,837,832	—	—	—	—	—	—	—	—	—
Fair value of warrants issued in conjunction with the Series A preferred stock	—	(265,593)	—	—	—	—	—	—	265,593	—	265,593
Fair value of warrants issued as placement agent fees	—	(43,797)	—	—	—	—	—	—	43,797	—	43,797
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	371,895	—	371,895
Change in fair value of redeemable common stock to redemption value	—	—	—	—	—	53,330	—	—	(53,330)	—	(53,330)
Conversion of convertible preferred shares and redeemable common shares upon initial public offering	(2,212,543)	(14,641,005)	(2,624,324)	(6,341,288)	(16,666)	(82,330)	4,853,533	4,853	21,059,770	—	21,064,623
Cashless exercise of warrants upon initial public offering	—	—	—	—	—	—	9,816	10	(10)	—	—
Sale of common stock in initial public offering, net of issuance costs of $4,321,374	—	—	—	—	—	—	5,750,000	5,750	24,422,876	—	24,428,626
Sale of common stock in private placement, net of issuance costs of $2,369,496	—	—	—	—	—	—	5,000,000	5,000	28,875,504	—	28,880,504
Share-based compensation expense, including vesting of restricted stock and issuance of common stock	—	—	—	—	—	—	20,915	21	511,058	—	511,079
Net loss	—	—	—	—	—	—	—	—	—	(10,456,870)	(10,456,870)
Balance at December 31, 2021	—	$—	—	$—	—	$—	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	976,440	—	976,440
Net loss	—	—	—	(14,835,939)	(14,835,939)
Balance at December 31, 2022	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366

The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
Net loss	$(14,835,939)	$(10,456,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	500,000	3,087,832
Fair value of warrants for services provided	—	371,895
Share-based compensation expense	976,440	511,079
Depreciation and amortization expense	9,268	—
Non-cash interest expense	—	46,315
Change in fair value of convertible promissory notes	—	(9,317)
Reduction in the carrying amount of operating lease right-of-use asset	78,521	—
Gain on extinguishment of debt	—	(125,577)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(736,049)	(1,611,492)
Other assets	(32,750)	—
Accounts payable	(787,893)	(866,007)
Accrued expenses and other current liabilities	1,354,578	252,655
Operating lease liability	(75,410)	—
Cash used in operating activities	(13,549,234)	(8,799,487)
Cash flows from investing activities:
Acquired in-process research and development	(500,000)	(250,000)
Purchase of property and equipment	(36,836)	—
Cash used in investing activities	(536,836)	(250,000)
Cash flows from financing activities:
Payments for offering costs related to the December 2021 private placement	(102,071)	—
Proceeds from the sale of common stock related to the private placement, net	—	28,982,575
Proceeds from the sale of Series A preferred stock, net	—	4,982,835
Proceeds from the sale of common stock related to IPO, net	—	24,428,626
Cash (used in) provided by financing activities	(102,071)	58,394,036
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,188,141)	49,344,549
Cash, cash equivalents and restricted cash at beginning of year	49,685,586	341,037
Cash, cash equivalents and restricted cash at end of year	$35,497,445	$49,685,586

Supplemental disclosure of non-cash activities:
Issuance of warrants for services provided	$345,530	$—
Right-of-use asset obtained in exchange for lease obligation	$130,488	$—
Conversion of convertible promissory notes, including accrued interest, to Series A preferred stock	$—	$5,866,290
Issuance of warrants in conjunction with Series A preferred stock	$—	$309,390
Series A preferred stock issued for acquired in-process research and development	$—	$2,837,832
Deferred offering costs in accounts payable and accrued expenses	$—	$102,071
Change in fair value of redeemable common stock to redemption value	$—	$53,330
Conversion of preferred stock and redeemable common stock upon IPO	$—	$21,064,623
The accompanying notes are an integral part of these consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company dedicated to improving the lives of patients living with solid tumors. The Company was organized in April 2015 under the laws of the State of Delaware. The Company’s operations are located in Philadelphia, Pennsylvania. In April 2021, the Company completed a reverse triangular merger, which resulted in Context Therapeutics Inc. becoming the sole holder of 100% of the membership interests in Context Therapeutics LLC. In connection with the merger, all common units, preferred units, options, warrants or other rights to purchase common or preferred units of Context Therapeutics LLC converted into common stock, preferred stock, options, warrants or other rights to purchase common or preferred stock of Context Therapeutics Inc. As this was a transaction between entities under common control, the carryover basis of accounting was used to record the assets, liabilities and equity of Context Therapeutics LLC. Further, as a common control transaction, the consolidated financial statements of the Company reflect the merger transaction as if it had occurred as of the earliest period presented herein.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $44.1 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company has funded operations through the sale of convertible debt, convertible preferred stock, common stock and warrants.

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
In December 2021, the Company sold 5,000,000 shares of its common stock together with warrants to purchase 5,000,000 shares of common stock in a private placement and received net proceeds of approximately $28.9 million. Each share of common stock and accompanying warrant were sold together at a combined offering price of $6.25. The warrants have a term of 5.5 years and an exercise price of $6.25 per share. In addition, at the closing of the private placement, the Company issued warrants to purchase up to 250,000 shares of common stock to designees of the placement agent. The placement agent’s warrants have an exercise price of $6.25 per share and a term of 5.5 years from the date of issuance. As of December 31, 2021, there was $0.1 million of offering costs included in accounts payable that were subsequently paid in the first quarter of 2022.
The Company believes its cash and cash equivalents at December 31, 2022 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these consolidated financial statements. However, substantial additional capital will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
The Company plans to secure additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s current and any future product candidates it may pursue become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s current and any future product candidates it may pursue, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.
The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management, among others.

The spread of COVID-19 has caused worldwide economic downturn and significant volatility in the financial markets. There is significant uncertainty as to the likely effects of this disease should novel outbreaks emerge, which may, among other things, materially impact the Company’s planned clinical trials. This pandemic and/or periodic outbreaks could result in difficulty securing clinical trial site locations, contract research organizations, and/or trial monitors and other critical vendors and consultants supporting the trials. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future consolidated financial statements.
(3) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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
Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the fair value of common stock, share-based compensation arrangements, the fair value of warrants, the fair value of convertible debt, and in recording the prepayments, accruals and associated expense for certain research and development activities performed for the Company by third parties.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At December 31, 2022, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $35 million.
The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which is reported as restricted cash on its consolidated balance sheets. There were no amounts restricted as of December 31, 2022, as the collateral was released to the Company in the first quarter of 2022.

The following table presents the Company’s cash, cash equivalents, and restricted cash as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$35,497,445	$49,635,197
Restricted cash	—	50,389
Total cash, cash equivalents and restricted cash	$35,497,445	$49,685,586
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

Leases
The Company determines if an arrangement is a lease at inception. Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.
Acquired In-Process Research and Development Costs
Acquired in-process research and development (IPR&D) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. Payments for product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These development milestone payments are reflected as an investing activity outflow on the Company’s consolidated statements of cash flows due to the nature of the underlying acquisition of an asset . See Note 9 for further discussion.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, salaries, share-based compensation, and other operational costs related to the Company’s research and development activities.
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company's estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. To date, the Company has not taken any uncertain tax position or recorded any reserves, interest or penalties.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Stock options	1,341,504	506,691
Warrants	5,860,000	5,500,000
	7,201,504	6,006,691

Amounts in the above table reflect common stock equivalents.
Recently Adopted Accounting Pronouncements
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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,723,893	$1,723,893	$—	$—

		December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$49,051,061	$49,051,061	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Compensation and benefits	$770,055	$436,990
Research and development costs	1,358,707	339,072
Professional fees	3,951	345,530
Other	83,456	85,529
Total	$2,216,169	$1,207,121

(6) Convertible Promissory Notes and Other Debt
Senior Convertible Notes
The Company previously issued certain convertible promissory notes to various investors which were converted into Senior Convertible Notes (the “Senior Convertible Notes”, and collectively, the “Convertible Promissory Notes”).
All of the outstanding principal and accrued but unpaid interest associated with the Senior Convertible Notes converted into 844,824 shares of Series A Stock in February 2021, of which 430,467 shares were issued to the Company's Chief Executive Officer and an immediate family member (the "Related Party"). Due to certain embedded features within the Senior Convertible Notes, the Company elected to account for these notes and all their embedded features under the fair value option. At the time of conversion, the estimated fair value of the Senior Convertible Notes was $5.7 million and was reclassified to Series A Stock. The Company recorded a non-cash credit of $9,000 in the consolidated statements of operations for the year ended December 31, 2021 related to the decrease in fair value of the Senior Convertible Notes. For the year ended December 31, 2021, the Company recognized $46,000 of interest expense in connection with the Senior Convertible Notes, including $23,000 payable to the Related Party, respectively.
Paycheck Protection Program
In May 2020, the Company entered into an original loan agreement with Pacific Western Bank as the lender for a loan in an aggregate principal amount of $0.1 million (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act implemented by the U.S. Small Business Administration. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, extended the deferral period for loan payments to either (1) the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Loan was set to mature in two years and bore interest at a rate of 1.0% per year, with all payments deferred through September 5, 2021. The outstanding principal balance of the Loan of $0.1 million was forgiven in July 2021 and was recognized as a gain on extinguishment of debt within other income in the consolidated statements of operations during the year ended December 31, 2021.
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
Warrants for Common Stock
In March 2022, the Company issued 360,000 warrants to purchase common stock with an exercise price of $10.00 per share and a term of 5.76 years as compensation for professional consulting services performed in 2021. The estimated fair value of the warrants of $0.3 million was recorded in general and administrative expense during the year ended December 31, 2021 and was also reflected as a liability on the consolidated balance sheets as of December 31, 2021. The liability was reclassified into additional paid-in capital in March 2022 upon the issuance of the warrants.
At December 31, 2022, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000

(8) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of December 31, 2022, 546,535 shares remained available for future grants.
Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to August 2032.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.

Share-based compensation expense related to the issuance of stock options was as follows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021

Research and development	96,311	73,945
General and administrative	880,129	403,915
	$976,440	$477,860
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option awards granted during 2022 and 2021 were as follows:

	2022	2021
Expected stock price volatility	87.02%	97.06%
Expected term (in years)	5.95	5.78
Risk-free interest rate	2.17%	1.07%
Expected dividend yield	—	—
As the Company began trading publicly in October 2021, there is a lack of company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	506,691	$5.68	9.3
Granted	890,058	$1.85
Forfeited	(55,245)	$2.52
Outstanding at December 31, 2022	1,341,504	$3.27	8.9	$—
Vested and exercisable at December 31, 2022	322,031	$5.71	8.3	$—
Vested and expected to vest at December 31, 2022	1,341,504	$3.27	8.9	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the years ended December 31, 2022 and 2021 was $1.38 and $3.84, respectively. As of December 31, 2022, the unrecognized compensation cost related to outstanding share-based awards was $1.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

Restricted Stock Units
The Company issues RSUs to employees and consultants that generally vest monthly over one to three-year periods. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the service period.
The Company recorded share-based compensation expense of approximately $33,000 in research and development expense for the year ended December 31, 2021 related to RSUs. There were no RSUs outstanding as of December 31, 2022 or December 31, 2021.
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
As part of a strategic review of its pipeline, the Company terminated the Drexel License Agreement, effective as of April 27, 2022.
Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of onapristone extended release (“ONA-XR”).
Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, Tyligand and the Company entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). The Company retains rights in the rest of the world to commercialize ONA-XR.

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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of an anti-claudin 6 (“CLDN6”) bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million, granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and expensed these costs to acquired in-process research and development during the year ended December 31, 2021. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement. During the year ended December 31, 2022, the Company expensed $0.5 million in acquired in-process research related to a development milestone achieved under the agreement with Integral. On March 20, 2023, the Company amended the Integral License Agreement to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third party research funding obtained and used by Integral in connection with the development of CTIM-76.
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
Operating Leases
Prior to January 2022, the Company leased its corporate offices in Philadelphia, Pennsylvania under a month-to-month lease arrangement.
In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and is set to expire on July 30, 2023.
As of December 31, 2022, the operating lease right-of-use asset and the operating lease liabilities were $52,000 and $55,000, respectively. The discount rate used to account for the Company’s operating lease is the Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is 0.58 years. Future minimum lease payments under the sublease are $56,000 at December 31, 2022.
Rent expense was approximately $84,000 and $10,000 for the years ended December 31, 2022 and 2021, respectively.
In March 2023, the Company entered into a direct lease for this same office space that commences on August 1, 2023 and is set to expire on August 31, 2024, pursuant to which the Company retains the right to renew the lease for an additional one-year term.
Employee Benefit Plans
In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the year ended December 31, 2022, the Company provided contributions of approximately $62,000.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes no matters existed at either December 31, 2022 or 2021 that will have a material impact to the Company’s financial position, results of operations or cash flows.
(10) Income Taxes
Prior to April 2021, the Company was a limited liability company that was treated as a pass-through entity for income tax purposes. In April 2021, upon the completion of its reverse triangular merger, the Company converted to a corporation and is subject to federal, state and local corporate income taxes which have been provided for in the financial statements based upon ASC 740. Context BioPharma, Inc. has always been subject to corporate income taxes.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021. The Company had also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,865,305	$4,983,415
Research and development credits	703,630	421,880
Capitalized research and development Section 174 expense	2,091,787	—
Share-based compensation	527,146	249,874
Other accruals	268,105	147,659
Gross deferred tax assets	9,455,973	5,802,828
Deferred tax liabilities:
Prepaid expenses	(256,052)	(527,181)
Property and equipment	(8,181)	—
Net deferred tax assets	9,191,740	5,275,647
Less: valuation allowance	(9,191,740)	(5,275,647)
	$—	$—
In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $3.9 million and $1.7 million during the years ended December 31, 2022 and 2021, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.7	2.5
Non-taxable partnership income	—	(7.5)
Permanent differences	—	(0.5)
Research and development credit	1.9	0.9
Other	—	(0.1)
Change in valuation allowance	(26.6)	(16.3)
Effective income tax rate	—%	—%

The following table summarizes carryforwards of federal, state and local net operating losses (“NOL”) and research tax credits:

	December 31,
	2022	2021
NOL carryforwards—Federal	$20,543,576	$14,887,383
NOL carryforwards—State	20,543,576	14,887,383
NOL carryforwards—Local	15,665,662	13,926,879
Research tax credits—Federal	703,630	421,880
The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes; however, all federal NOL carryforwards generated subsequent to January 1, 2018, are able to be carried forward indefinitely. Local NOL carryforwards expire after three years with the 2020 NOL set to expire in 2023. As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $0.7 million and $0.4 million, respectively, that will begin to expire in 2037, unless previously utilized.
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
As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations. Due to NOLs and tax credit carry forwards that remain unutilized, income tax returns for tax years from all years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.
(11) Related Party Transactions
Since inception, the Company entered into various convertible note agreements with the Related Party. The subsequent conversion of the convertible notes are further described in more detail in Note 6.
(12) Subsequent Event
On March 22, 2023, the Company announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of its clinical stage product candidate, ONA-XR, and a focus on the development of its preclinical stage product candidate, CTIM-76. The Company will cease development and explore strategic options for ONA-XR.

Item 9. Changes in and Disagreements With Accountants
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Agreement:
On March 20, 2023, we amended the Integral License Agreement to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third party research funding obtained and used by Integral in connection with the development of CTIM-76.
We are also making the following disclosure under this Part II, Item 9B instead of filing a Current Report on Form 8-K under Item 1.02, Termination of a Material Definitive Agreement:
On March 21, 2023, in connection with our decision to discontinue the development of ONA-XR, we mutually terminated the Menarini Agreement, and the parties agreed to reasonably cooperate towards an orderly wind-down of the Menarini Study.
On August 1, 2022, we entered into a Menarini Agreement with Menarini. Pursuant to the Menarini Agreement, Menarini agreed to provide, at no cost to us, elacestrant, its nonsteroidal combined selective estrogen receptor modulator and selective estrogen receptor degrader therapy, for use in combination with ONA-XR, in the Menarini Study. Under the Menarini Agreement, we agreed to sponsor, fund and conduct the Menarini Study. Under the Menarini Agreement, Menarini agreed to manufacture and supply elacestrant at Menarini's cost and for no charge to us for use in the Menarini Study and to provide cell-free nucleic acid analysis of the anonymized blood samples of all Menarini Study patients. We own any data and sample testing results produced in the Menarini Study. We and Menarini jointly own any rights to inventions relating to the combined use of elacestrant and ONA-XR, while Menarini owns certain inventions solely related to elacestrant and we own certain inventions solely related to ONA-XR. We and Menarini formed a joint development committee responsible for coordinating all activities between the parties under the Menarini Agreement. Additionally, had we received a bona-fide third-party offer to sell, divest or license ONA-XR, we would have been required, subject to certain exceptions, to inform Menarini of the receipt of an offer and, if Menarini timely provided proposed terms for such a transaction in writing, we would have been required to consider such terms in good faith.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

4.1	Form of Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

4.3*	Description of Securities of Context Therapeutics Inc.

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

10.5
Amendment No. 3 to Process Development Agreement & Amendment No. 1 to License, Development, Manufacturing & Marketing Agreement, dated November 7, 2022, between Context Therapeutics LLC and Tyligand Bioscience (Shanghai) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

Exhibit No.	Description of Exhibit
10.6#
License Agreement, dated August 23, 2021, between Context Therapeutics LLC and Tyligand Bioscience (Shanghai) Limited (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-256572), as filed with the SEC on September 13, 2021).

10.7†	Context Therapeutics LLC 2015 Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

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

10.11†
Form of Indemnification Agreement between Context Therapeutics Inc. and its officers and directors (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-256572), as filed with the SEC on June 16, 2021).

10.12#†
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

10.17†
Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2022).

10.18†
Amendment No. 1 to Consulting Agreement, dated March 21, 2022, between OncoStrategy, LLC and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2022).

10.19†
Amendment No. 2 to Consulting Agreement, dated June 17, 2022, between OncoStrategy, LLC and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 11, 2022).

10.20#
Clinical Trial Collaboration and Supply Agreement, dated August 1, 2022, by and between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 11, 2022).

10.21#
Development and Manufacturing Services Agreement, dated November 7, 2022, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

Exhibit No.	Description of Exhibit
10.22#
License Agreement, dated November 7, 2022, between Lonza Sales AG and Context Therapeutics Inc.(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.23*#	Amendment No. 1, dated March 20, 2023, to that certain Research Collaboration and License Agreement, dated April 6, 2021, between Context Therapeutics LLC and Integral Molecular, Inc.

10.24*	Termination Agreement of the Clinical Trial Collaboration and Supply Agreement, dated March 21, 2023 between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

23.1*	Consent of CohnReznick LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101	The following financial statements from Context Therapeutics Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
†Executive Compensation Plan or Agreement
#       Certain information has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the registrant treats as private or confidential.
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

CONTEXT THERAPEUTICS INC.
	By:	/s/ Martin Lehr
Martin Lehr
March 22, 2023		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin Lehr	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023
Martin Lehr

/s/ Jennifer Minai-Azary	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2023
Jennifer Minai-Azary

/s/ Richard Berman	Chairman of the Board and Director	March 22, 2023
Richard Berman

/s/ Philip Kantoff	Director	March 22, 2023
Philip Kantoff

/s/ Jennifer Evans Stacey	Director	March 22, 2023
Jennifer Evans Stacey

/s/ Linda West	Director	March 22, 2023
Linda West