Form 10-Q
period 2023-03-31
Context Therapeutics Inc.
filed 2023-05-10
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding at May 5, 2023 was 15,966,053 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•    the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•    the timing, progress and results of preclinical studies and clinical trials for CTIM-76 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final U.S. Food and Drug Administration (“FDA”) approval of CTIM-76 and any other future product candidates;
•    our ability to develop and advance CTIM-76 and any other future product candidates, and successfully complete clinical studies;
•    our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to develop a sales team;
•    our intent to explore strategic options for onapristone extended release (“ONA-XR”);
•    any disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of ONA-XR, which may be time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR;
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

•    our continued reliance on third parties to conduct and support clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•    our ability to obtain, and negotiate favorable terms of, collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•    the pricing and reimbursement of CTIM-76 and other product candidates we may develop, if approved;
•    the rate and degree of market acceptance and clinical utility of CTIM-76 and other product candidates we may develop;
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

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for our anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“bsAb”), CTIM-76, and ONA-XR. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

This Form 10-Q also may contain certain data and information, which we obtained from various government and private publications. Although we believe that the publications and reports are reliable, we have not independently verified the data. Statistical data in these publications include projections that are based on a number of assumptions. If any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$29,768,990	$35,497,445
Prepaid expenses and other current assets	2,116,737	2,356,213
Total current assets	31,885,727	37,853,658
Operating lease right-of-use asset	29,892	51,967
Property and equipment, net	24,375	27,568
Other assets	26,188	32,750
Total assets	$31,966,182	$37,965,943
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,210,261	$936,330
Accrued expenses and other current liabilities	1,991,442	2,216,169
Operating lease liability - current	31,669	55,078
Total current liabilities	3,233,372	3,207,577
Total liabilities	3,233,372	3,207,577
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at March 31, 2023 and December 31, 2022	15,966	15,966
Additional paid-in capital	79,115,541	78,832,779
Accumulated deficit	(50,398,697)	(44,090,379)
Total stockholders' equity	28,732,810	34,758,366
Total liabilities and stockholders' equity	$31,966,182	$37,965,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,534,676	$1,351,495
General and administrative	2,131,872	2,091,467
Loss from operations	(6,666,548)	(3,442,962)
Interest income	355,542	5,864
Other income (expense)	2,688	(1,239)
Net loss	$(6,308,318)	$(3,438,337)
Net loss per common share, basic and diluted	$(0.40)	$(0.22)
Weighted average shares outstanding, basic and diluted	15,966,053	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	$15,966	$79,115,541	$(50,398,697)	$28,732,810

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	$15,966	$78,071,297	$(32,692,777)	$45,394,486
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(6,308,318)	$(3,438,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	282,762	214,958
Depreciation and amortization expense	3,193	—
Reduction in the carrying amount of operating lease right-of-use asset	22,075	14,021
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	239,476	491,053
Other assets	6,562	(24,000)
Accounts payable	273,931	(1,269,389)
Accrued expenses and other current liabilities	(224,727)	198,324
Operating lease liability	(23,409)	(6,911)
Cash used in operating activities	(5,728,455)	(3,820,281)
Cash flows from investing activities:
Purchase of property and equipment	—	(34,999)
Cash used in investing activities	—	(34,999)
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	—	(102,071)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	(5,728,455)	(3,957,351)
Cash, cash equivalents and restricted cash at beginning of period	35,497,445	49,685,586
Cash and cash equivalents at end of period	$29,768,990	$45,728,235

Supplemental disclosure of non-cash activities:
Issuance of warrants for services provided	$—	$345,530
Right-of-use asset obtained in exchange for lease obligation	$—	$130,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company dedicated to improving the lives of patients living with cancer. The Company’s preclinical product candidate, CTIM-76, is an anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6.

The Company had also been developing onapristone extended release (“ONA-XR”). However, in March 2023, the Company announced its plan to discontinue the development of this product candidate and focus its efforts on the development of CTIM-76. All estimated closeout costs associated with the ONA-XR program were recognized in research and development expense during the first quarter of 2023. The Company does not expect to incur future material expenses related to this program.

The Company was organized in April 2015 under the laws of the State of Delaware. The Company’s headquarters are located in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $50.4 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $29.8 million as of March 31, 2023 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, substantial additional financing will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
The Company plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s current or any future product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s current and any future product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022. The consolidated financial information as of December 31, 2022 included herein has been derived from the annual audited consolidated financial statements.
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
Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying unaudited condensed consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, share-based compensation arrangements, the fair value of warrants, and in recording the prepayments, accruals and associated expense for research and development activities performed for the Company by third parties.

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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At March 31, 2023, the Company's cash and cash equivalent balances exceeded federally insured limits by approximately $29.5 million.

The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which was previously reported as restricted cash on its consolidated balance sheets. There were no amounts restricted as of March 31, 2023 and December 31, 2022, as the collateral was released to the Company in the first quarter of 2022.

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

Property and Equipment
Property and equipment consist of office equipment, furniture, and leasehold improvements and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their economic lives or the remaining lease term.

Acquired In-Process Research and Development Costs

Acquired in-process research and development (IPR&D) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. Payments for product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These development milestone payments are reflected as an investing activity outflow on the Company’s consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 8 for further discussion.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, salaries, share-based compensation, and other operational costs related to the Company’s research and development activities.
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Stock options	2,165,646	1,180,222
Warrants	5,860,000	5,860,000
	8,025,646	7,040,222

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$2,150,810	$2,150,810	$—	$—

		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,723,893	$1,723,893	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Compensation and benefits	$215,050	$770,055
Research and development costs	1,629,014	1,358,707
Professional fees	103,131	3,951
Other	44,247	83,456
Total	$1,991,442	$2,216,169

(6) Stockholders' Equity
Warrants for Common Stock
In connection with the Company's initial public offering (“IPO”) and private placement in 2021, the Company issued warrants to purchase shares of common stock.

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

At March 31, 2023, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the Board may determine that there will be no such increase or a smaller increase for any particular year. As of March 31, 2023, 361,035 shares remained available for future grants.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to February 2033.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Research and development	$21,087	$32,960
General and administrative	261,675	181,998
	$282,762	$214,958
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
Expected stock price volatility	91.85%	86.86%
Risk-free interest rate	3.88%	1.91%
Expected term (in years)	6.08	6.03
Expected dividend yield	—	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2023	1,341,504	$3.27	8.9
Granted	824,142	$0.84
Forfeited	—	$—
Outstanding at March 31, 2023	2,165,646	$2.35	9.1
Vested and exercisable at March 31, 2023	526,574	$4.43	8.3
Vested and expected to vest at March 31, 2023	2,165,646	$2.35	9.1
The weighted average fair value of share-based awards granted during the three months ended March 31, 2023 and 2022 was $0.65 and $1.33, respectively. As of March 31, 2023, the unrecognized compensation cost related to outstanding share-based awards was $1.9 million and is expected to be recognized as expense over a weighted-average period of approximately 2.49 years.
(8) Commitments and Contingencies
Operating Lease

In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and is set to expire on July 31, 2023.

As of March 31, 2023, the operating lease right-of-use asset and the operating lease liabilities were $29,892 and $31,669, respectively. The discount rate used to account for the Company’s operating leases was the Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is 0.33 years. Future minimum lease payments under the sublease are $32,000 at March 31, 2023.

Rent expense related to the Company’s operating lease was approximately $23,000 and $15,000 for the three months ended March 31, 2023 and 2022, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.

In March 2023, the Company entered into a direct lease for this same office space that commences on August 1, 2023 and is set to expire on August 31, 2024, pursuant to which the Company retains the right to renew the lease for an additional one-year term.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended March 31, 2023 and 2022, the Company provided contributions of approximately $40,000 and $25,000, respectively.

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
Under the Tyligand Process Development Agreement, the Company paid Tyligand certain milestone payments upon successful completion of the manufacturing development plan in 2021. In addition, $2.0 million will be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. See Note 3. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission ("SEC"), on March 22, 2023. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company dedicated to improving the lives of patients living with cancer.

Our preclinical program, CTIM-76, is an anti-CLDN6 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors, including ovarian, lung and testicular, and absent from or expressed at low levels in healthy adult tissues. Investigational new drug ("IND")-enabling studies on CTIM-76 have been initiated, and we expect to submit an IND application to support human clinical trials to the FDA in the first quarter of 2024.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $6.3 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $50.4 million.

Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or any future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our current and any future product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses that we did not incur as a private company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.
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

As of March 31, 2023, we had cash and cash equivalents of $29.8 million, which we expect will be sufficient to fund our operations into late 2024. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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
The COVID-19 Pandemic and its Impacts on Our Business
The spread of COVID-19 has caused worldwide economic instability and significant volatility in the financial markets. There is significant uncertainty as to the likely effects of this disease should novel variants emerge, which may, among other things, materially impact our ongoing or planned clinical trials. This pandemic and/or periodic outbreaks could result in difficulty securing clinical trial site locations, contract research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of this pandemic on our future consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$4,534,676	$1,351,495	$3,183,181	236%
General and administrative	2,131,872	2,091,467	40,405	2%
Loss from operations	(6,666,548)	(3,442,962)	(3,223,586)	94%
Interest income	355,542	5,864	349,678	5,963%
Other income (expense)	2,688	(1,239)	3,927	(317)%
Net loss	$(6,308,318)	$(3,438,337)	$(2,869,981)	83%

Research and Development Expenses
Research and development expenses increased by approximately $3.2 million for the three months ended March 31, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2023 as compared to the same period in 2022:

	Three months ended March 31,
	2023	2022	$ Change	% Change
ONA-XR	$2,088,763	$861,311	$1,227,452	143%
CTIM-76	2,085,275	80,971	2,004,304	2,475%
Personnel-related costs	345,255	352,340	(7,085)	(2)%
Other research and development	15,383	56,873	(41,490)	(73)%
	$4,534,676	$1,351,495	$3,183,181	236%
The increase in ONA-XR expense of $1.2 million was primarily due to an increase of $1.0 million in clinical trial costs as a result of initiating our Phase 1b/2 ELONA trial and an increase of $0.2 million in contract manufacturing costs. CTIM-76 expenditures increased by $2.0 million, primarily due to an increase of $1.6 million in contract manufacturing costs and $0.4 million in preclinical costs as a result of ongoing IND-enabling studies.

General and Administrative Expenses

General and administrative expenses increased slightly for the three months ended March 31, 2023 as compared to the same period in 2022. Increases in compensation and share-based compensation costs mainly due to higher headcount were partially offset by decreases in insurance premiums, professional fees and other administrative costs.

Interest Income
Interest income increased by approximately $0.3 million for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to higher interest income earned on cash and cash equivalent balances.

Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2023, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of March 31, 2023, we had $29.8 million in cash and cash equivalents and an accumulated deficit of $50.4 million.

We expect our existing cash and cash equivalents will be sufficient to fund our operations into late 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our current and any future product candidates that we may pursue;
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2023	2022
Cash used in operating activities	$(5,728,455)	$(3,820,281)
Cash used in investing activities	—	(34,999)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	$(5,728,455)	$(3,957,351)
Comparison of the Three Months Ended March 31, 2023 and 2022
Operating Activities
During the three months ended March 31, 2023, we used $5.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $6.3 million, partially offset by non-cash share-based compensation of $0.3 million and a change in our operating assets and liabilities of $0.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
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

Investing Activities

We did not have cash flows from investing activities during the three months ended March 31, 2023.

During the three months ended March 31, 2022, we used $35,000 of cash to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the three months ended March 31, 2023.
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

Critical Accounting Policies

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023.
Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Other exemptions and reduced reporting requirements under the JOBS Act include, without limitation, the requirements for providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following October 19, 2026, (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and (b) either (i) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 2.05, Costs Associated with Exit or Disposal Activities:

On March 22, 2023, the Company filed a Current Report on Form 8-K disclosing that on March 17, 2023, the Board of Directors of the Company approved a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and focusing on the development of CTIM-76.

At this time, the Company has not incurred, nor does the Company expect to incur, material charges in connection with discontinuing the development of ONA-XR.

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

10.1#
Amendment No. 1, dated March 20, 2023, to that certain Research Collaboration and License Agreement, dated April 6, 2021, between Context Therapeutics LLC and Integral Molecular, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 22, 2022)

10.2
Termination Agreement of the Clinical Trial Collaboration and Supply Agreement, dated March 21, 2023 between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 22, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 10, 2023

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)