Form 10-Q
period 2023-06-30
Context Therapeutics Inc.
filed 2023-08-09
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding at August 4, 2023 was 15,966,053 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•    the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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
•    any disagreements or disputes with our licensee and other counterparties relating to the development and/or commercialization of onapristone extended release (“ONA-XR”), which may be time consuming, costly and could harm our efforts to pursue strategic options for ONA-XR;
•    the impact of economic uncertainties on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$25,137,883	$35,497,445
Prepaid expenses and other current assets	2,571,456	2,356,213
Total current assets	27,709,339	37,853,658
Operating lease right-of-use asset	7,522	51,967
Property and equipment, net	21,181	27,568
Other assets	24,000	32,750
Total assets	$27,762,042	$37,965,943
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,190,856	$936,330
Accrued expenses and other current liabilities	2,558,627	2,216,169
Operating lease liability - current	7,967	55,078
Total current liabilities	3,757,450	3,207,577
Total liabilities	3,757,450	3,207,577
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at June 30, 2023 and December 31, 2022	15,966	15,966
Additional paid-in capital	79,398,644	78,832,779
Accumulated deficit	(55,410,018)	(44,090,379)
Total stockholders' equity	24,004,592	34,758,366
Total liabilities and stockholders' equity	$27,762,042	$37,965,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Acquired in-process research and development	$—	$500,000	$—	$500,000
Research and development	3,460,937	1,517,243	7,995,613	2,868,738
General and administrative	1,831,431	1,990,568	3,963,303	4,082,035
Loss from operations	(5,292,368)	(4,007,811)	(11,958,916)	(7,450,773)
Interest income	293,274	21,296	648,816	27,160
Other (expense) income	(12,227)	4	(9,539)	(1,235)
Net loss	$(5,011,321)	$(3,986,511)	$(11,319,639)	$(7,424,848)
Net loss per common share, basic and diluted	$(0.31)	$(0.25)	$(0.71)	$(0.47)
Weighted average shares outstanding, basic and diluted	15,966,053	15,966,053	15,966,053	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	15,966	79,115,541	(50,398,697)	28,732,810
Share-based compensation expense	—	—	283,103	—	283,103
Net loss	—	—	—	(5,011,321)	(5,011,321)
Balance at June 30, 2023	15,966,053	$15,966	$79,398,644	$(55,410,018)	$24,004,592

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	15,966	78,071,297	(32,692,777)	45,394,486
Share-based compensation expense	—	—	241,324	—	241,324
Net loss	—	—	—	(3,986,511)	(3,986,511)
Balance at June 30, 2022	15,966,053	$15,966	$78,312,621	$(36,679,288)	$41,649,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(11,319,639)	$(7,424,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	500,000
Share-based compensation expense	565,865	456,282
Depreciation and amortization expense	6,387	2,881
Reduction in the carrying amount of operating lease right-of-use asset	44,445	35,237
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(215,243)	41,541
Other assets	8,750	(67,750)
Accounts payable	254,526	(1,278,761)
Accrued expenses and other current liabilities	342,458	1,139,412
Operating lease liability	(47,111)	(29,459)
Cash used in operating activities	(10,359,562)	(6,625,465)
Cash flows from investing activities:
Purchase of property and equipment	—	(36,836)
Cash used in investing activities	—	(36,836)
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	—	(102,071)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	(10,359,562)	(6,764,372)
Cash, cash equivalents and restricted cash at beginning of period	35,497,445	49,685,586
Cash and cash equivalents at end of period	$25,137,883	$42,921,214

Supplemental disclosure of non-cash activities:
Acquired in-process research and development in accounts payable	$—	$500,000
Issuance of warrants for services provided	$—	$345,530
Right-of-use asset obtained in exchange for lease obligation	$—	$130,488
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company advancing medicines for solid tumors. The Company’s preclinical product candidate, CTIM-76, is an anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6.

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

The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $55.4 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $25.1 million as of June 30, 2023 are sufficient to fund its projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, substantial additional financing will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022. The consolidated financial information as of December 31, 2022 included herein has been derived from the annual audited consolidated financial statements.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At June 30, 2023, the Company's cash and cash equivalent balances exceeded federally insured limits by approximately $24.6 million.

The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which was previously reported as restricted cash on its condensed consolidated balance sheets. There were no amounts restricted as of June 30, 2023 and December 31, 2022, as the collateral was released to the Company in the first quarter of 2022.

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

Acquired In-Process Research and Development Costs

Acquired in-process research and development (IPR&D) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. Payments for product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These development milestone payments are reflected as an investing activity outflow on the Company’s condensed consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 8 for further discussion.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Stock options	2,290,646	1,366,749
Warrants	5,860,000	5,860,000
	8,150,646	7,226,749

The amounts in the above table reflect common stock equivalents.

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$23,631,051	$23,631,051	$—	$—

		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,723,893	$1,723,893	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Compensation and benefits	$426,711	$770,055
Research and development costs	2,095,705	1,358,707
Professional fees	13,290	3,951
Other	22,921	83,456
Total	$2,558,627	$2,216,169

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

At June 30, 2023, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of June 30, 2023, 236,035 shares remained available for future grants.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to May 2033.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$14,082	$26,947	$35,169	$59,907
General and administrative	269,021	214,377	530,696	396,375
	$283,103	$241,324	$565,865	$456,282
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
Expected stock price volatility	91.98%	86.96%
Risk-free interest rate	3.86%	2.14%
Expected term (in years)	6.00	5.96
Expected dividend yield	—	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,341,504	$3.27	8.9	$—
Granted	949,142	$0.84
Outstanding at June 30, 2023	2,290,646	$2.26	8.9	$385,360
Vested and exercisable at June 30, 2023	756,794	$3.86	8.3	$—
Vested and expected to vest at June 30, 2023	2,290,646	$2.26	8.9	$385,360
The weighted average fair value of share-based awards granted during the six months ended June 30, 2023 and 2022 was $0.65 and $1.36, respectively. As of June 30, 2023, the unrecognized compensation cost related to outstanding share-based awards was $1.7 million and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.
(8) Commitments and Contingencies
Operating Lease

In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and expired on July 31, 2023. In March 2023, the Company entered into a direct lease for this same office space that commenced on August 1, 2023 and is set to expire on August 31, 2024, pursuant to which the Company retains the right to renew the lease for an additional one-year term.

As of June 30, 2023, the operating lease right-of-use asset and the operating lease liabilities were $7,522 and $7,967, respectively. The discount rate used to account for the Company’s operating leases was the Company’s estimated incremental borrowing rate of 5.0%. The remaining term of the Company’s noncancellable operating lease is one month. Future minimum lease payments under the sublease are $8,000 at June 30, 2023.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $22,000 and $23,000 for the three months ended June 30, 2023 and 2022, respectively, and $45,000 and $38,000 for the six months ended June 30, 2023 and 2022, respectively.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended June 30, 2023 and 2022, the Company provided contributions of approximately $15,000 and $17,000, respectively. For the six months ended June 30, 2023 and 2022, the Company provided contributions of approximately $55,000 and $42,000, respectively.

Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of ONA-XR.

Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, Tyligand and the Company entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in

China, Hong Kong and Macau (the “Territory”). The Company retained rights in the rest of the world to commercialize ONA-XR.
Under the Tyligand Process Development Agreement, the Company paid Tyligand certain milestone payments upon successful completion of the manufacturing development plan in 2021. In addition, $2.0 million would be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. Due to the Company's recent decision to discontinue the development of ONA-XR, the Company does not anticipate any further payments will become due to Tyligand under the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. See Note 3 for further discussion. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

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
Overview
We are a biopharmaceutical company advancing medicines for solid tumors.

Our preclinical program, CTIM-76, is an anti-CLDN6 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors, including ovarian, lung and testicular, and absent from or expressed at low levels in healthy adult tissues. Investigational new drug ("IND")-enabling studies on CTIM-76 have been initiated, and we expect to submit an IND application to support human clinical trials to the FDA in the first quarter of 2024. We also expect to provide additional preclinical data by the end of 2023.

On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and focusing on the development of CTIM-76. Based upon the challenging market conditions for emerging companies, the increasingly competitive landscape for breast cancer treatments, recent study findings, and other factors, we decided to cease development and explore strategic options for ONA-XR. As a result, we will no longer primarily focus on female cancers. We now also expect to have sufficient cash and cash equivalents to fund our operations into late 2024.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $11.3 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $55.4 million.

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

As of June 30, 2023, we had cash and cash equivalents of $25.1 million, which we expect will be sufficient to fund our operations into late 2024. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022
The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$—	$500,000	$(500,000)	-100%
Research and development	3,460,937	1,517,243	1,943,694	128%
General and administrative	1,831,431	1,990,568	(159,137)	-8%
Loss from operations	(5,292,368)	(4,007,811)	(1,284,557)	32%
Interest income	293,274	21,296	271,978	(a)
Other (expense) income	(12,227)	4	(12,231)	(a)
Net loss	$(5,011,321)	$(3,986,511)	$(1,024,810)	26%
(a) Percentage not meaningful

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense ("IPR&D") of $0.5 million for the three months ended June 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of our CLDN6 bsAb for solid tumors. There was no IPR&D expense recognized for the three months ended June 30, 2023.

Research and Development Expenses
Research and development expenses increased by approximately $1.9 million for the three months ended June 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2023 as compared to the same period in 2022:

	Three months ended June 30,
	2023	2022	$ Change	% Change
ONA-XR	$(167,312)	$1,000,098	$(1,167,410)	-117%
CTIM-76	3,323,226	71,989	3,251,237	(a)
Personnel-related costs	287,752	417,688	(129,936)	(31)%
Other research and development	17,271	27,468	(10,197)	(37)%
	$3,460,937	$1,517,243	$1,943,694	128%
(a) Percentage not meaningful
The decrease in ONA-XR expense of $1.2 million was primarily due to the decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. Actual closeout costs incurred as well as estimated remaining closeout costs as of June 30, 2023 were less than estimated close out costs recorded as of March 31, 2023. CTIM-76 expenditures increased by $3.3 million, primarily due to an increase of $1.8 million in contract manufacturing costs and $1.4 million in preclinical costs as a result of ongoing IND-enabling studies.

General and Administrative Expenses

General and administrative expenses decreased slightly for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a decrease in insurance expense of $0.2 million, partially offset by an increase in compensation and share-based compensation costs of $0.1 million.

Interest Income
Interest income increased by approximately $0.3 million for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher interest income earned on cash and cash equivalent balances.

Other (expense) income
Other (expense) income increased by approximately $12,000 for the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$—	$500,000	$(500,000)	(100)%
Research and development	7,995,613	2,868,738	5,126,875	179%
General and administrative	3,963,303	4,082,035	(118,732)	(3)%
Loss from operations	(11,958,916)	(7,450,773)	(4,508,143)	61%
Interest income	648,816	27,160	621,656	(a)
Other expense	(9,539)	(1,235)	(8,304)	672%
Net loss	$(11,319,639)	$(7,424,848)	$(3,894,791)	52%

(a) Percentage not meaningful

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense of $0.5 million for the six months ended June 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the Integral License Agreement for the development of our CLDN6 bsAb for solid tumors. There was no IPR&D expense recognized for the six months ended June 30, 2023.

Research and Development Expenses
Research and development expenses increased by approximately $5.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the six months ended June 30, 2023 as compared to the same period in 2022:

	Six months ended June 30,
	2023	2022	$ Change	% Change
ONA-XR	$1,921,451	$1,861,409	$60,042	3%
CTIM-76	5,408,501	152,960	5,255,541	(a)
Personnel-related costs	633,007	770,028	(137,021)	(18)%
Other research and development	32,654	84,341	(51,687)	(61)%
	$7,995,613	$2,868,738	$5,126,875	179%

(a) Percentage not meaningful

The increase in ONA-XR expense of 0.1 million was primarily due to an increase of $0.4 million in clinical trial costs as a result of initiating our Phase 1b/2 ELONA trial and a $0.1 million increase in preclinical costs. These increases were partially offset by a decrease of $0.5 million in contract manufacturing costs largely due to the decision in March 2023 to discontinue development of ONA-XR. CTIM-76 expenditures increased by $5.3 million, primarily due to an increase of $3.4 million in contract manufacturing costs and $1.7 million in preclinical costs as a result of ongoing IND-enabling studies.

General and Administrative Expenses

General and administrative expenses decreased slightly for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a decrease in insurance expense of $0.4 million and other administrative costs of $0.1 million, offset by an increase in compensation and share-based compensation cost of $0.3 million and spending on professional fees of $0.2 million.

Interest Income
Interest income increased by approximately 0.6 million for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher interest income earned on cash and cash equivalent balances.

Other expense
Other expense increased by approximately $8,000 for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2023, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of June 30, 2023, we had $25.1 million in cash and cash equivalents and an accumulated deficit of $55.4 million.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Cash used in operating activities	$(10,359,562)	$(6,625,465)
Cash used in investing activities	—	(36,836)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	$(10,359,562)	$(6,764,372)
Comparison of the Six Months Ended June 30, 2023 and 2022
Operating Activities
During the six months ended June 30, 2023, we used $10.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $11.3 million, partially offset by non-cash share-based compensation expense of $0.6 million and a change in our operating assets and liabilities of $0.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
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

Investing Activities

We did not have cash flows from investing activities during the six months ended June 30, 2023.

During the six months ended June 30, 2022, we used $37,000 of cash to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the six months ended June 30, 2023.
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

Critical Accounting Policies

During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023.

Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company while either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 9, 2023

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)