Form 10-Q
period 2023-09-30
Context Therapeutics Inc.
filed 2023-11-09
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of common stock outstanding at November 6, 2023 was 15,966,053 shares.

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
•    any disagreements or disputes with our licensee and other counterparties relating to onapristone extended release (“ONA-XR”), which may be time consuming and costly;
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

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for our anti-CD3 x anti-Claudin 6 (“CLDN6”) antigen bispecific monoclonal antibody (“bsAb”), CTIM-76. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$21,676,999	$35,497,445
Prepaid expenses and other current assets	1,293,532	2,356,213
Total current assets	22,970,531	37,853,658
Operating lease right-of-use asset	—	51,967
Property and equipment, net	18,092	27,568
Other assets	—	32,750
Total assets	$22,988,623	$37,965,943
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,827,808	$936,330
Accrued expenses and other current liabilities	2,775,960	2,216,169
Operating lease liability - current	—	55,078
Total current liabilities	4,603,768	3,207,577
Total liabilities	4,603,768	3,207,577
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at September 30, 2023 and December 31, 2022	15,966	15,966
Additional paid-in capital	79,653,593	78,832,779
Accumulated deficit	(61,284,704)	(44,090,379)
Total stockholders' equity	18,384,855	34,758,366
Total liabilities and stockholders' equity	$22,988,623	$37,965,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Acquired in-process research and development	$—	$—	$—	$500,000
Research and development	4,485,223	2,077,566	12,480,836	4,946,304
General and administrative	1,695,272	1,970,521	5,658,575	6,052,556
Loss from operations	(6,180,495)	(4,048,087)	(18,139,411)	(11,498,860)
Interest income	290,440	192,245	939,256	219,405
Other income	15,369	1,532	5,830	297
Net loss	$(5,874,686)	$(3,854,310)	$(17,194,325)	$(11,279,158)
Net loss per common share, basic and diluted	$(0.37)	$(0.24)	$(1.08)	$(0.71)
Weighted average shares outstanding, basic and diluted	15,966,053	15,966,053	15,966,053	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	15,966	79,115,541	(50,398,697)	28,732,810
Share-based compensation expense	—	—	283,103	—	283,103
Net loss	—	—	—	(5,011,321)	(5,011,321)
Balance at June 30, 2023	15,966,053	15,966	79,398,644	(55,410,018)	24,004,592
Share-based compensation expense	—	—	254,949	—	254,949
Net loss	—	—	—	(5,874,686)	(5,874,686)
Balance at September 30, 2023	15,966,053	$15,966	$79,653,593	$(61,284,704)	$18,384,855

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	214,958	—	214,958
Net loss	—	—	—	(3,438,337)	(3,438,337)
Balance at March 31, 2022	15,966,053	15,966	78,071,297	(32,692,777)	45,394,486
Share-based compensation expense	—	—	241,324	—	241,324
Net loss	—	—	—	(3,986,511)	(3,986,511)
Balance at June 30, 2022	15,966,053	15,966	78,312,621	(36,679,288)	41,649,299
Share-based compensation expense	—	—	276,521	—	276,521
Net loss	—	—	—	(3,854,310)	(3,854,310)
Balance at September 30, 2022	15,966,053	$15,966	$78,589,142	$(40,533,598)	$38,071,510
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(17,194,325)	$(11,279,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	500,000
Share-based compensation expense	820,814	732,803
Depreciation and amortization expense	9,476	6,074
Reduction in the carrying amount of operating lease right-of-use asset	51,967	56,736
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,062,681	(891,912)
Other assets	32,750	(39,313)
Accounts payable	891,478	(229,228)
Accrued expenses and other current liabilities	559,791	1,576,728
Operating lease liability	(55,078)	(52,291)
Cash used in operating activities	(13,820,446)	(9,619,561)
Cash flows from investing activities:
Acquired in-process research and development	—	(500,000)
Purchase of property and equipment	—	(36,836)
Cash used in investing activities	—	(536,836)
Cash flows from financing activities:
Payments for offering costs related to the private placement sale of common stock	—	(102,071)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	(13,820,446)	(10,258,468)
Cash, cash equivalents and restricted cash at beginning of period	35,497,445	49,685,586
Cash and cash equivalents at end of period	$21,676,999	$39,427,118

Supplemental disclosure of non-cash activities:
Issuance of warrants for services provided	$—	$345,530
Right-of-use asset obtained in exchange for lease obligation	$—	$130,488
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $61.3 million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $21.7 million as of September 30, 2023 are not sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates. Management plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. There is no assurance that such financing will be available when needed or on acceptable terms. Various internal and external factors will affect whether and when the Company’s current or any future product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s current and any future product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022. The consolidated financial information as of December 31, 2022 included herein has been derived from the annual audited consolidated financial statements.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At September 30, 2023, the Company's cash and cash equivalent balances exceeded federally insured limits by approximately $21.2 million.

The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which was previously reported as restricted cash on its condensed consolidated balance sheets. There were no amounts restricted as of September 30, 2023 and December 31, 2022, as the collateral was released to the Company in the first quarter of 2022.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Stock options	2,238,609	1,341,504
Warrants	5,860,000	5,860,000
	8,098,609	7,201,504

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$21,104,648	$21,104,648	$—	$—

		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,723,893	$1,723,893	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Compensation and benefits	$632,850	$770,055
Research and development costs	2,063,903	1,358,707
Professional fees	21,988	3,951
Other	57,219	83,456
Total	$2,775,960	$2,216,169

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

At September 30, 2023, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2023, 288,072 shares remained available for future grants.

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
Share-based compensation expense related to the issuance of stock options was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$13,506	$14,349	$48,675	$74,256
General and administrative	241,443	262,172	772,139	658,547
	$254,949	$276,521	$820,814	$732,803
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
Expected stock price volatility	91.98%	87.02%
Risk-free interest rate	3.86%	2.17%
Expected term (in years)	6.00	5.95
Expected dividend yield	—	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,341,504	$3.27	8.9	$—
Granted	949,142	$0.84
Forfeited	(52,037)	$1.40
Outstanding at September 30, 2023	2,238,609	$2.28	8.4	$610,076
Vested and exercisable at September 30, 2023	839,347	$3.80	7.5	$—
Vested and expected to vest at September 30, 2023	2,238,609	$2.28	8.4	$610,076
The weighted average fair value of share-based awards granted during the nine months ended September 30, 2023 and 2022 was $0.65 and $1.38, respectively. As of September 30, 2023, the unrecognized compensation cost related to outstanding share-based awards was $1.3 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.
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

As of September 30, 2023, the operating lease right-of-use asset and the operating lease liabilities were immaterial. The remaining term of the Company’s noncancellable operating lease is 11 months. Future minimum lease payments under the sublease are $114,000 at September 30, 2023.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $18,000 and $23,000 for the three months ended September 30, 2023 and 2022, respectively, and $63,000 and $60,000 for the nine months ended September 30, 2023 and 2022, respectively.

Employee Benefit Plans

In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended September 30, 2023 and 2022, the Company provided contributions of approximately $7,000 and $12,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company provided contributions of approximately $62,000 and $54,000, respectively.

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
Under the Tyligand Process Development Agreement, the Company paid Tyligand certain milestone payments upon successful completion of the manufacturing development plan in 2021. In addition, $2.0 million would be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. Due to the Company's decision to discontinue the development of ONA-XR, the Company does not anticipate any further payments will become due to Tyligand under the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLND6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. See Note 3 for further discussion. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55.0 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

On March 20, 2023, the Company amended the Integral License Agreement to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third party research funding obtained and used by Integral in connection with the development of CTIM-76.

Research and Development Arrangements
In the course of normal business operations, the Company enters into agreements with universities and contract research organizations to assist in the performance of research and development activities and contract manufacturers to assist with chemistry, manufacturing, and controls-related expenses. Expenditures to contract research organizations represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.

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

Our preclinical program, CTIM-76, is an anti-CLDN6 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors, including ovarian, lung and testicular, and absent from or expressed at low levels in healthy adult tissues. Investigational new drug ("IND")-enabling studies on CTIM-76 are in process, and we expect to submit an IND application to support human clinical trials to the FDA late in the first quarter of 2024. We also presented additional preclinical data at the Society for Immunotherapy of Cancer’s (SITC) annual meeting in November 2023. The additional preclinical data indicated that CTIM-76 showed high potency and target selectivity in both binding and cytotoxicity assays, CTIM-76 induced dose-proportional tumor regressions and was well tolerated in in vivo xenograft experiments, CTIM-76 was well tolerated in IND-enabling toxicology studies, a potential first-in-human dose was identified, and certain benchmarking data was positive when comparing CTIM-76 to clones of certain competitors' clinical-stage molecules.

On March 22, 2023, we announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of ONA-XR and focusing on the development of CTIM-76. Based upon the challenging market conditions for emerging companies, the increasingly competitive landscape for breast cancer treatments, recent study findings, and other factors, we decided to cease development and explore strategic options for ONA-XR. As a result, we no longer primarily focus on female cancers. We also expect to have sufficient cash and cash equivalents to fund our operations into late 2024.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $17.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $61.3 million.

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

As of September 30, 2023, we had cash and cash equivalents of $21.7 million, which we expect will be sufficient to fund our operations into late 2024. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations ("CROs") that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and clinical studies;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$4,485,223	$2,077,566	$2,407,657	116%
General and administrative	1,695,272	1,970,521	(275,249)	(14)%
Loss from operations	(6,180,495)	(4,048,087)	(2,132,408)	53%
Interest income	290,440	192,245	98,195	51%
Other income	15,369	1,532	13,837	(a)
Net loss	$(5,874,686)	$(3,854,310)	$(2,020,376)	52%
(a) Percentage not meaningful

Research and Development Expenses
Research and development expenses increased by approximately $2.4 million for the three months ended September 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2023 as compared to the same period in 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
ONA-XR	$(17,363)	$1,422,477	$(1,439,840)	(101)%
CTIM-76	4,191,008	299,686	3,891,322	(a)
Personnel-related costs	295,323	331,263	(35,940)	(11)%
Other research and development	16,255	24,140	(7,885)	(33)%
	$4,485,223	$2,077,566	$2,407,657	116%
(a) Percentage not meaningful
The decrease in ONA-XR expense of $1.4 million was primarily due to the decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. Actual closeout costs incurred as well as estimated remaining closeout costs as of September 30, 2023 were less than estimated closeout costs recorded as of March 31, 2023. CTIM-76 expenditures increased by $3.9 million, primarily due to an increase of $2.2 million in contract manufacturing costs and $1.7 million in preclinical costs as a result of ongoing IND-enabling studies.

General and Administrative Expenses

General and administrative expenses decreased for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by decreases in insurance expense of $0.2 million, in professional fees of $44,000, and in compensation and share-based compensation costs of $28,000.

Interest Income
Interest income increased by approximately $0.1 million for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher interest income earned on cash and cash equivalent balances.

Other income

Other income increased by approximately $14,000 for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher foreign currency gains as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$—	$500,000	$(500,000)	(100)%
Research and development	12,480,836	4,946,304	7,534,532	152%
General and administrative	5,658,575	6,052,556	(393,981)	(7)%
Loss from operations	(18,139,411)	(11,498,860)	(6,640,551)	58%
Interest income	939,256	219,405	719,851	(a)
Other income	5,830	297	5,533	(a)
Net loss	$(17,194,325)	$(11,279,158)	$(5,915,167)	52%

(a) Percentage not meaningful

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expense ("IPR&D") of $0.5 million for the nine months ended September 30, 2022 reflects the expense recognized related to a development milestone achieved in the second quarter of 2022 under the Integral License Agreement for the development of our CLDN6 bsAb for solid tumors. There was no IPR&D expense recognized for the nine months ended September 30, 2023.

Research and Development Expenses
Research and development expenses increased by approximately $7.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 as compared to the same period in 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
ONA-XR	$1,904,088	$3,283,887	$(1,379,799)	(42)%
CTIM-76	9,599,509	452,646	9,146,863	(a)
Personnel-related costs	928,330	1,101,291	(172,961)	(16)%
Other research and development	48,909	108,480	(59,571)	(55)%
	$12,480,836	$4,946,304	$7,534,532	152%
(a) Percentage not meaningful

The decrease in ONA-XR expense of $1.4 million was primarily due to a decrease of $1.2 million in contract manufacturing costs and $0.1 million in clinical costs largely due to the decision in March 2023 to discontinue development of ONA-XR. CTIM-76 expenditures increased by $9.1 million, primarily due to an increase of $5.6 million in contract manufacturing costs and $3.4 million in preclinical costs as a result of ongoing IND-enabling studies.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by a decrease in insurance expense of $0.7 million and other administrative costs of $0.1 million, partially offset by increases in compensation and share-based compensation cost of $0.3 million and spending on professional fees of $0.2 million.

Interest Income
Interest income increased by approximately $0.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher interest income earned on cash and cash equivalent balances.

Other income
Other income increased by approximately $6,000 for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher foreign currency gains as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2023, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of September 30, 2023, we had $21.7 million in cash and cash equivalents and an accumulated deficit of $61.3 million.

While we expect our existing cash and cash equivalents will be sufficient to fund our operations into late 2024, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of these accompanying unaudited condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(13,820,446)	$(9,619,561)
Cash used in investing activities	—	(536,836)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	$(13,820,446)	$(10,258,468)
Comparison of the Nine Months Ended September 30, 2023 and 2022
Operating Activities
During the nine months ended September 30, 2023, we used $13.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $17.2 million, partially offset by a change in our operating assets and liabilities of $2.5 million and non-cash share-based compensation expense of $0.8 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2022, we used $9.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $11.3 million, partially offset by in-process research and development charges of $0.5 million, non-cash share-based compensation of $0.7 million, and a change in our operating assets and liabilities of $0.4 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

Investing Activities

We did not have cash flows from investing activities during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, cash used in investing activities was primarily attributable to the payment of a development milestone of $0.5 million under the Integral License Agreement for the development of CLDN6 BsAb for gynecologic cancer therapy. In addition, we used $37,000 of cash to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the nine months ended September 30, 2023.
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

Critical Accounting Policies

During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023.
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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023. Except as set forth below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The following risk factor is added:

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

The continuation of our business is dependent upon raising additional capital. We will need additional funding to meet our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital. We believe our cash and cash equivalents of $21.7 million as of September 30, 2023 are not sufficient to fund our projected operations for a period of at least the 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. Moreover, the carrying amounts of assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements (i) do not necessarily purport to represent realizable or settlement values and (ii) do not include any adjustment that might result from the outcome of this uncertainty or any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or marketing, distribution or licensing arrangements. There can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, to obtain funds through financing transactions with unfavorable terms.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: November 9, 2023

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)