Form 10-K
period 2023-12-31
Context Therapeutics Inc.
filed 2024-03-21
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $23.8 million based on the last reported sale price of the registrant's common stock on The Nasdaq Stock Market on June 30, 2023.
As of March 19, 2024, the registrant had 15,966,053 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

_________________________
Unless the context otherwise requires, all references in this Form 10-K to "Context," the "Company," "we," "us," and "our" refer to Context Therapeutics Inc. and its subsidiaries.
_________________________
Trademark Notice
This Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Context Therapeutics® is a registered trademark of Context in the United States. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. We do not intend our use or
i

display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
Risks Related to Our Business and Industry
•We have never been profitable and may never achieve or maintain profitability.
•There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
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
•Our future success depends on our ability to retain our executive officers and other key executives and to attract, retain and motivate qualified personnel.
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
•We may become involved in disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of our current or past product candidates, which may be time consuming, costly and could harm our efforts to develop our current or future product candidates.
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
•We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Stock Market.
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•any disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of our current or past product candidates, which may be time consuming, costly and could harm our efforts to develop our current or future product candidates;
•the impact of economic uncertainties on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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
v

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

PART I.
Item 1. Business
Overview
We are a biopharmaceutical company advancing medicines for solid tumors. Profound advancements in oncology drug development have expanded the treatment options available to cancer patients, yet the need for additional treatment options exists.
Our preclinical program, CTIM-76, is an anti-Claudin 6 (“CLDN6”) x anti-CD3 bispecific antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. CTIM-76 investigational new drug (“IND”)-enabling studies are ongoing, with an IND filing to support human clinical trials expected by the end of March 2024. We plan to initiate a Phase 1 trial to focus on CLDN6-positive gynecologic and testicular cancers upon receiving IND clearance from the FDA. We expect to have sufficient cash and cash equivalents to fund our operations into late 2024. We will require additional funding for our planned Phase 1 trial, other research and development expenditures, and general and administrative expenses.

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

Beyond these product candidates, we continue to evaluate opportunities to expand our pipeline. We believe our team and capabilities position us to be a leader in developing novel therapies targeting solid tumors. We retain full worldwide development and commercialization rights to certain CTIM-76 patents in the field of bispecific antibodies.
Our Product Pipeline and Development
CLDN6xCD3 bispecific antibody program: CTIM-76
Our preclinical product candidate, CTIM-76, is an anti-Claudin 6 x anti-CD3 (“CLDN6xCD3”) bispecific antibody that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target that has high prevalence across many solid tumors and is absent from or expressed at low levels in healthy adult tissues. Due to the broad prevalence of CLDN6 in solid tumors, we, along with other pharmaceutical companies, including but not limited, TORL Biotherapeutics (“TORL”), BioNTech SE (“BioNTech”), Xencor, Inc. (“Xencor”) and Amgen Inc. (“Amgen”), are developing anti-CLDN6 antibody-drug conjugates, cell therapies, or bispecific antibodies. The structural complexity of CLDN6 and its similarity to other Claudin proteins expressed on healthy tissue, particularly Claudin 3 (“CLDN3”), Claudin 4 (“CLDN4”), and Claudin 9 (“CLDN9”), make selectivity a key development challenge that must be addressed by CLDN6-targeting assets in development.

PR antagonist program: ONA-XR
Prior to the portfolio prioritization and capital allocation strategy announced on March 22, 2023, we were primarily focused on developing treatments for female cancers. ONA-XR was being evaluated in two Phase 2 trials, and one Phase 1b/2 trial in women with metastatic breast and endometrial cancers. These trials were intended to establish safety, pharmacokinetics, pharmacodynamics, and anti-tumor activity at the recommended Phase 2 dose of ONA-XR to guide potential advancement in Phase 3 development. We wound down our ONA-XR clinical trials and development by the end of 2023.

Other preclinical programs
In addition to CTIM-76, we are leveraging our knowledge in solid tumors to pursue discovery stage research programs. We continue to evaluate new opportunities to expand our pipeline.

CLDN6xCD3 bispecific antibody program: CTIM-76
Background CLDN6
CLDN6 is an oncofetal tight junction protein involved in the cell-to-cell adhesion of epithelial and endothelial cell sheets. Although epigenetically silenced in healthy adult human tissues, CLDN6 expression has been found across a broad range of cancer tissues and can lead to a poor prognosis. Monoclonal antibody (MAb) discovery against CLDN6 has been encumbered by the high homology of endogenously expressed CLDN9, which varies from CLDN6 by only three amino acids in the extracellular domain.

Proposed mechanism of action
Rationale for bispecific antibody
Cytotoxic T cells are considered to be the most potent effector cells of the immune system. As a consequence, broad T cell activation can lead to significant and sometimes lethal side effects. Therefore, to harness the potential of cytotoxic T cells, therapeutic strategies seek to pair T cell activation with drug targets that are restricted to cancer tissue so as to avoid unwanted toxicity. CLDN6 expression is restricted to various cancer types (i.e., a tumor specific antigen or TSA), making it an ideal target to help T cells recognize and eliminate cancer cells. Recently, a class of bispecific antibodies (TSAxCD3) with a native immunoglobulin format has emerged that can efficiently trigger T-cell-mediated killing of tumor cells by linking a T cell to a tumor cell and activating the CD3/T cell receptor complex, as shown above.

CLDN6 expression in cancer versus normal tissue
Source: Cancer RNAseq data from The Cancer Genome Atlas (TCGA); normal tissue RNAseq data from the Genotype-Tissue Expression (GTEx) project.
Preclinical data
CTIM-76 is a CLDN6xCD3 bsAb capable of binding to tumor cells expressing CLDN6 and stimulating intra-tumoral T cells by the CD3 arm that is designed to be activated only upon tumor engagement while silent elsewhere. CLDN6 is expressed on multiple solid tumors such as ovarian, endometrial, lung and testicular. As shown below, CTIM-76 exhibits excellent selectivity and specificity for CLDN6. Preclinical studies of CTIM-76 show it effectively maintains a strong tumor binding property and anti-tumor activity attributable to a synergistic effect of both CLDN6 binding and CD3 binding while avoiding systemic immunotoxicity commonly seen with CD3 antibodies as a drug class. CTIM-76 has the potential for convenient dosing and scalable manufacturing to address the significant number of patients who are potentially eligible for CTIM-76 therapy.
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

CTIM-76 has the potential for a wide therapeutic window, which is the difference between the dose required for the intended therapeutic effect and the dose required to elicit an unwanted side effect. The therapeutic goal, therefore, is to maximize cancer cell death through selective immune activation. CTIM-76 was evaluated in preclinical assays to determine the risk of on-/off-target immune system activation. As shown below, preclinical data supports the potential to dose at levels that promote cancer cell killing but have manageable levels of free cytokine production, thereby potentially reducing the risk of cytokine release syndrome. In the assay, cytokine production was evaluated in the exogenous (CLDN6-K562) cell line model at 48 hours. Cytokine production happened well above the concentration of maximal killing (TDCC EC50 = 0.0004 nM), indicating a potentially wide therapeutic window.

Study design: K562 cells stably over-expressing CLDN6 and luciferase were co-cultured with human T cells at an E:T ratio of 10:1 for 48 hours.
Cytotoxicity was determined by luminescence imaging.

To test whether CTIM-76 had sufficiently strong efficacy and safety to support first-in-human clinical trials, we conducted a series of in vivo experiments. CTIM-76 was evaluated in NSG (NOD/SCID/IL2Rgamma-knockout) Beta-2 microglobulin (B2M) knockout mice engrafted with OVCAR3 ovarian cancer cells. Based on internal data, OVCAR3 is a moderate CLDN6 expressing cell line with approximately 96,000 copies of CLDN6 per cell. Dosing began once tumors grew to 150 mm3 and there was sufficient engraftment of Human peripheral blood mononuclear cells (“PBMC”). In this xenograft model, almost 100% efficacy was obtained with twice weekly dosing of 0.1 or 1 mg/kg CTIM-76. Based on allometric scaling of the cynomolgus monkey pharmacokinetics to human, a similar level of clinical exposure to the 0.1 mg/kg dose in the mouse model (i.e., maintaining a Cmin ≥ ~100 ng/mL) should be achievable with once weekly dosing of 400 µg to 11,000 µg CTIM-76. In preclinical toxicology studies, cynomolgus monkeys received CTIM-76 once weekly, which supports once weekly dosing in the clinic.

Study design: NSG-b2m knockout mice (n=14/arm) engrafted with human PBMCs and bearing advanced subcutaneous OVCAR3 tumor xenografts were treated twice per week with vehicle or CTIM-76.

Comparison of CLDN6 development programs
We have performed head-to-head in vitro studies comparing internally developed CLDN6 monoclonal and bispecific antibodies and those from Amgen, BioNTech, TORL, and Xencor. Clones of antibodies for Amgen, BioNTech and TORL CLDN6 products were developed internally for benchmarking purposes. Comparative data for Xencor was derived from publicly available reports published independent of us. Comparisons and results may differ in material ways from the actual antibody that is in development.
The results presented in the below table have been derived from internal studies and publicly available reports of preclinical studies run independently of our preclinical results. We have not performed any head-to-head clinical trials comparing any of these other therapies with CTIM-76. As such, the results of these other product candidates may not be comparable to clinical results for CTIM-76. The design of these other studies vary in material ways from the design of the preclinical studies for CTIM-76. For further information and to understand these material differences, you should read the relevant publicly available reports.
We believe it is useful to compare the in vitro results achieved by Amgen, BioNTech, TORL, and Xencor’s product candidates and approaches as a proxy to understand the estimated selectivity differences of these therapies.

	Context	Amgen	TORL	Xencor	BioNTech
Program	CTIM-76	AMG794	TORL-1-23	XmAb541	BNT211
Antibody Format	Bispecific CLDN6xCD3	HLE BiTE CLDN6xCD3	MMAE ADC	2 x 1 Bispecific CLDN6xCD3	CLDN6 CAR-T
Stage	Preclinical	Phase 1	Phase 1	IND	Phase 1
Status	Active	Active	Active	Active	Active
Selectivity CLDN6:9	>1000x	>1000x	>1000x	10x	7x
Tolerability	Well Tolerated	Poor	Moderate	Well Tolerated	Well Tolerated
Our collaboration and license agreements
Collaboration Agreement with Tyligand Bioscience

In March 2020, we entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of ONA-XR.
Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, we and Tyligand entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). We retained rights in the rest of the world to commercialize ONA-XR. The Tyligand License Agreement provides for termination in the event of (a) insolvency, (b) a material breach of the agreement, and (c) in the event that Tyligand does not meet certain regulatory milestones. For example, we have the ability to terminate the Tyligand License Agreement if Tyligand fails to file and receive acceptance of an investigational new drug for an ONA-XR related product in the People’s Republic of China by August 23, 2024.
Under the Tyligand Process Development Agreement, we paid Tyligand $0.8 million and issued 111,576 warrants to purchase shares of common stock at an exercise price of $7.17 per share upon successful completion of the manufacturing development plan in 2021. The warrants were cancelled in connection with our initial public offering. In addition, $2.0 million would be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon our completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, we shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. This agreement terminated in August 2021, subject to certain surviving and ongoing obligations, including the scale up payments and the 1% net sales payment obligations.
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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 BsAb for cancer therapy. Under the terms of the Integral License Agreement, we and Integral will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLDN6. We will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. We paid an upfront license fee of $0.3 million and granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million. As a part of the Integral License Agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million (of which a $0.5 development milestone was achieved in the second quarter of 2022 and subsequently paid), sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement. We were also required to pay royalties on a country-by-country and licensed-by-licensed product basis, until the later of: (i) the expiration of the patent covering such product in such territory, (ii) the expiration of any regulatory exclusivity granted with respect to a product in such territory and (iii) 10 years from the first commercial sale of such product in such country. The Integral License Agreement shall continue in full force and effect, until either (a) royalty payments for all products in all territories have expired or (b)(i) we provide written notice of termination, (ii) during three successive quarters we do not use commercially reasonable efforts to develop a product, (iii) if the agreement is breached or (iv) if a party goes bankrupt.

On March 20, 2023, we amended the Integral License Agreement to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third-party research funding obtained and used by Integral in connection with the development of CTIM-76.
On February 29, 2024, we amended the Integral License Agreement to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.
As part of Amendment 2 to the Integral License Agreement ("Second Amendment"), Integral's right to receive certain future payments will be reduced as follows: aggregate development and regulatory milestone payments will be reduced from $55 million to $15 million, aggregate sales milestone payments will be reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale will be reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrows the license grant from Integral to us to only cover CTIM-76, removes any further obligation of us to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and includes mutual releases by the parties.
The reduced development and regulatory milestones now reflect a payment due at each of: first patient’s first screening visit in a Phase 1b/2 or Phase 2 clinical trial for CTIM-76, first patient’s first screening visit in a Phase 3 clinical trial for CTIM-76, United States marketing approval for CTIM-76, European Union marketing approval for CTIM-76, United Kingdom marketing approval for CTIM-76, and Japan marketing approval for CTIM-76. The amended commercial milestones now also reflect a payment due upon the achievement of annual net sales of $500 million and annual net sales of $1 billion.
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
To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third-party contract manufacturers. We continue to develop our supply chain for CTIM-76 and intend to put in place additional framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.
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
For CTIM-76, our CLDN6xCD3 bispecific antibody, we are aware of several companies developing antibodies against this target, including Abbvie Inc., Amgen, Astellas Pharma Inc., AstraZeneca plc, BioNTech, Chugai Pharmaceutical Co., Ltd., Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), I-Mab, NovaRock Biotherapeutics Inc., TORL, and Xencor. These companies are developing CDLN6 products in naked antibody, antibody drug conjugate, bispecific, CAR-T, and mRNA vaccine formats. Multiple products are in clinical development, including those from Amgen, BioNTech, Daiichi Sankyo, and TORL.

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
As of March 1, 2024, the Integral patent portfolio for CTIM-76 that we exclusively licensed pursuant to the Integral License Agreement included one granted U.S. patent, two pending U.S. non-provisional applications, one pending International Patent Cooperation Treaty (“PCT”) application, four pending U.S. provisional applications, and 31 pending foreign applications. The U.S. patent is expected to expire in 2040, subject to any extensions or disclaimers.

As of March 1, 2024, our patent portfolio with respect to our ONA-XR product candidate consisted of four issued U.S. patents, three published PCT applications, four granted foreign patents (including one granted Australian patent, one granted Canadian patent, one granted Chinese patent, and one granted Hong Kong patent), eight pending foreign patent applications (including two Chinese applications, two Hong Kong applications, two Japanese applications, one Korean application, and one European regional patent application), and one pending U.S. application. Our granted U.S. patents, referenced above, have claims directed to our ONA-XR product candidate as pharmaceutical compositions, formulations, related methods of use, and methods of making. These U.S. patents are expected to expire between 2035 and 2037, subject to any extensions or disclaimers.

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
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our product candidates, technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents may not guarantee us the right to commercialize our product candidates, if approved. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary product candidates, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. Moreover, such third parties may obtain damages against us, which could require us to make commercially reasonable royalty payments, payments for lost profits, or other damages, costs and expenses. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar products. Furthermore, our competitors may independently develop similar products that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.
Government Regulation
Regulatory Pathway
We expect that CTIM-76 will be classified and regulated by the FDA as a biologic. We expect that any small molecule product that we may develop will be classified and regulated by the FDA as a drug. A new drug application (“NDA”) is required to introduce a drug into interstate commerce. A biologics license application (“BLA”) is required to introduce a biologic product into interstate commerce. The specific requirements of NDAs and BLAs include applicant information, product information, manufacturing information, pre-clinical data, clinical data, and labelling. The most important, time-consuming, and expensive aspect of preparing for a BLA or NDA is conducting clinical trials to demonstrate safety and effectiveness. The requirements of such clinical trials heavily influence the eventual allowable product label claims. The FDA has a performance goal as defined in the Prescription Drug User Fee Act of 10 months for a standard submission and six months for priority review. It is not uncommon for NDAs and BLAs to require medical advisory board review prior to the FDA granting marketing approval. A facility inspection verifying the manufacturing systems is also usually performed prior to FDA approval.
We have in the past used and intend to continue to utilize the services of third-party experts to supplement internal regulatory planning and implementation.
Ongoing FDA Regulation
After the FDA permits a product to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:
•the FDA’s quality system regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
Pricing and Reimbursement
In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and efforts are underway to reduce the cost of medical products and services overall. We may need to conduct expensive studies in order to demonstrate the cost-effectiveness of our products. Our current and any future product candidates may not be considered cost-effective. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product or procedure using the product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate revenue level. Future legislation could limit payments for our current and any future product candidates.
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
Human Capital
As of March 1, 2024, we had five full-time employees and no part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.
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
Facilities
Our principal office is located in Philadelphia, Pennsylvania, where we lease approximately 3,500 square feet of office space pursuant to a lease that expires on November 30, 2024, which lease automatically renews for successive three-month periods unless we or the landlord provides the other with a termination notice at least 90 days before any such successive renewal. We believe our facility is adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
No clinical studies have begun on CTIM-76. It will be several years, if ever, before we obtain regulatory approval for a therapeutic product candidate, at which time any revenues for such product candidate will depend upon many factors, including market conditions, costs and effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the scope of intellectual property protection for such product candidate, and the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors.

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
The continuation of our business is dependent upon raising additional capital. We will need additional funding to meet our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital. We believe our cash and cash equivalents of $14.4 million as of December 31, 2023 are not sufficient to fund our projected operations for a period of at least the 12 months from the issuance date of the accompanying consolidated financial statements. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. Moreover, the carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements (i) do not necessarily purport to represent realizable or settlement values and (ii) do not include any adjustment that might result from the outcome of this uncertainty or any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. There can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, to obtain funds through financing transactions with unfavorable terms.
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
Investment in biopharmaceutical product development is a highly speculative endeavor and entails substantial upfront capital expenditures. There is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our product candidates and the therapeutic approach we are using are new and unproven. We had commenced Phase 2 human clinical trials for ONA-XR, but we ceased development of this product candidate and have not demonstrated an ability to initiate clinical trials for our other product candidate or successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf.
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
In November 2022, we entered into the Lonza Development Agreement, pursuant to which Lonza has provided services relating to the development and manufacture of CTIM-76. As a result, we have had and expect to continue to have more significant foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar. A weakening U.S. dollar could increase our operating expenses, which would adversely impact our results of operations and financial position.
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
Serious adverse events or undesirable side effects caused by a product candidate could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, certain patients treated with ONA-XR, our former product candidate, experienced adverse events that included, but were not limited to, fatigue, liver enzyme elevations and nausea.
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
If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the affected product candidate may be delayed, our credibility may be undermined, our business and results of operations may be harmed, and the price of our common stock may decline.
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
Product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we expand our clinical trials and if we or our collaborators successfully commercialize any products.
Risks Related to Our Organization, Structure and Operations
Our reliance on a central team consisting of a limited number of employees and consultants who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.
As of March 1, 2024, we had five full-time employees. We also have various consultants who we rely on for research and development, business development and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time and resources to support the operations of our business, including our research and development activities, and the management of financial, accounting and reporting matters. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition and results of operations could be harmed.
Our future success depends on our ability to retain our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Martin Lehr, our Chief Executive Officer, Jennifer Minai-Azary, our Chief Financial Officer, and Alex Levit, our Chief Legal Officer.

Although we have formal employment agreements with all of our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. The consulting services of Tarek Sahmoud, our Chief Medical Officer, ended as of December 31, 2023.
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

Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and clinical trials or regulatory approvals for any product candidate could be suspended. As a public company it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as our executive officers.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequently, in March 2023, First Citizens BancShares acquired SVB.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board announced a program in March 2023 to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such a program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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
If we do not receive the funding or deliverables or services from our collaborators that we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop such product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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

We may become involved in disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of our current or past product candidates, which may be time consuming, costly and could harm our efforts to develop our current or future product candidates.
We have entered into various agreements and licenses with licensees, licensors and other counterparties related to the development and/or commercialization of our current and past product candidates. These agreements and licenses impose a variety of obligations on us and the counterparties to such agreements and licenses. Disagreements and disputes between us and certain counterparties may arise, such as regarding each parties’ obligations under the respective agreement or license.
Any such disagreement or dispute could become time consuming, costly and could harm our efforts to develop current or future product candidates. Any disagreements or disputes with such parties that lead to litigation, arbitration or similar proceedings will result in us incurring significant legal expenses and potential significant legal liability and could jeopardize our ability to continue development of the related product candidate.
Further, any disagreements or disputes over our obligations or intellectual property that we have licensed or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms. If we fail to meet our obligations under these agreements or licenses, the respective counterparty may have the right to terminate the respective agreement or license and to re-obtain the related technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement or license was in force that relates to the applicable technology. While we would expect to exercise our rights and remedies available to us in the event we fail to meet our obligations under such agreement or license in any material respect and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured breach under any agreement or license relating to a product candidate could result in our loss of rights and may lead to a complete termination of the respective agreement or license. Termination of one of these agreements or licenses for any reason could prevent us from completing a transaction to sell or out-license a product candidate.
Additionally, any disagreements or disputes over our counterparties obligations or intellectual property rights that we have licensed or acquired may prevent or impair our ability to develop any of our product candidates. If any counterparty fails to meet their obligations under these agreements or licenses or does not have the right to intellectual property rights that they may contractually claim to have, it could materially impact our development of such product candidate. While we may have the right to terminate the respective agreement or license and to maintain some or all of the related technology as well as some or all aspects of any intellectual property controlled by such counterparty, we may not be able to do so in a timely manner, at an acceptable cost or at all, and it may lead to litigation, arbitration or similar proceedings that may result in us incurring significant legal expenses and jeopardize our ability to continue development of the related product candidate. A dispute regarding, or termination of, one of these agreements or licenses for any reason also could prevent us from completing a transaction to sell or out-license a product candidate for which we have decided to discontinue development.
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
Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we do enter into additional collaboration agreements, the negotiated terms may force us to relinquish rights that diminish our potential profitability from development and commercialization of the subject product candidate or others. Such collaborations may also impact our ability to control the nature, timing and cadence of developing and commercializing the product candidates subject to such collaborations. If we are unable to enter into additional collaboration agreements, we may have to curtail the research and development of the product candidate for which we are seeking to collaborate, reduce or delay research and development programs, delay potential commercialization timelines, reduce the scope of any sales or marketing activities or undertake research, development or commercialization activities at our own expense.
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of a product candidate in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of a product candidate, the commercial prospects for such product candidate will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our current and any future product candidates.
We expect that CTIM-76 will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
The Biologics Price Competition and Innovation Act was enacted as part of PPACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the Biologics Price Competition and Innovation Act, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. The processes intended to implement the Biologics Price Competition and Innovation Act may have a material adverse effect on the future commercial prospects for our biological products.
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
If and when our clinical trials for our current and any future product candidates are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA or NDA, as applicable for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA or NDA, as applicable for the relevant product candidate. For example, the FDA may require that we conduct a comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. As well, in 2022 the Oncology Center of Excellence (OCE) of the FDA implemented Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development, which could impact our future clinical trials and significantly delay our development timelines and require substantially more resources.
The FDA may grant accelerated approval for a product candidate and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe an accelerated approval strategy may be warranted given the limited alternatives for patients that our product candidate targets, but the FDA may ultimately require a Phase 3 clinical trial prior to approval. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.
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
The use of T cell engaging bispecific antibodies as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community and we may not be able to convince them to use a product candidate for many reasons. Additional factors will influence whether a product candidate is accepted in the market, including:
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
International patents may also be subject to opposition or comparable proceedings in the corresponding international patent office, which could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, reexamination, post-grant review, inter partes review and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
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
Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. For example, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and any future product candidates may be subject to claims of infringement of the intellectual property rights of third parties.
As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from a third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights.
These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we or our collaborators could be prevented from commercializing one or more product candidates, forced to modify such product candidates, forced to cease some aspect of our business operations, or be required to pay substantial damages to a third party, which could harm our business significantly.

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
Further, if a patent infringement suit is brought against us, our collaborators or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. In addition, defending such claims may cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third-party’s patent rights. We may not have sufficient resources to bring these actions to a successful conclusion.
These damages potentially include treble damages and attorneys’ fees if we are found to have infringed such rights willfully. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.
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
Even if we have or obtain patents covering CTIM-76, ONA-XR and any future product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop a product candidate or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover CTIM-76, ONA-XR or any future product candidates or compositions. These patent applications may have priority over patent applications filed by us. For example, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patents on commercially reasonable terms, or at all. If such patent is valid and not yet expired when, and if, we receive marketing approval for CTIM-76 we may need to seek a license to such patent, which may not be available on commercially reasonable terms or at all. Failure to receive a license to such patent, or other potentially relevant patents currently unknown to us, could delay the manufacture or commercialization of CTIM-76 or require us to incur additional payments and expenses, including legal fees, court issued damages or settlement costs.

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
In addition, we also try to protect our trade secrets, know-how and other proprietary information through non-disclosure and confidentiality provisions in our agreements with parties who have access to them, such as our employees, consultants and research partners. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets, know-how and/or other proprietary information in the event of unauthorized uses or disclosure or other breaches of the provisions, and we may not be able to prevent such unauthorized uses or disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized and inadvertent disclosure and uses is difficult, and we do not know whether the steps we have taken to prevent such disclosure and uses are, or will be, adequate. In addition, monitoring unauthorized disclosure and uses of our trade secrets is difficult, and we do not know whether the steps we have taken to prevent such disclosure and uses are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.
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
In some cases, patent prosecution of our licensed technology is controlled solely by the licensor. If such licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we license from such licensor, we could lose our rights to such intellectual property or the exclusivity of such rights, and our competitors could market competing products using such intellectual property. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Additionally, if such licensor fails to have patent rights that they otherwise may claim to have for the proprietary intellectual property we license from such licensor or they infringe the intellectual property rights of a third party, it could delay or materially impact our ability to commercialize our product candidates that rely on such intellectual property. In that event, we may be required to expend significant time and resources to develop or license replacement technology, to address any infringement claims that may be made by such third party, and to compensate a third party for any infringement.
If we are unable to develop or license replacement technology, we or our collaborators may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. In other cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.
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
•the extent to which our technology and processes infringe intellectual property of the licensor or a third party that is not subject to the licensing agreement;
•the extent to which the licensed intellectual property may infringe the intellectual property of a third party that is not subject to the licensing agreement, as well as the licensor’s potential breach of its related warranties or obligations in a licensing agreement;
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
We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Stock Market.
Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On January 24, 2023 we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provided an initial 180 calendar day period, or until July 24, 2023, in which to regain compliance. On June 15, 2023, we received a letter (the “Compliance Letter”) from Nasdaq notifying us that, for the prior ten consecutive business days, the closing bid price of our common stock had been at $1.00 per share or greater and that we had regained compliance with the Minimum Bid Price Rule. If we fail to maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.
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
We are subject to the reporting requirements of the Exchange Act, as well as the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.
If we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings, partnerships and collaborations, licensing agreements or other strategic arrangements. To the extent that we raise additional capital or pay expenses through the sale or issuance of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
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
To the extent we raise additional capital through arrangements with collaborators or otherwise, we may be required to relinquish some of our technologies, research programs, product development activities, product candidates and/or future revenue streams, license our technologies and/or product candidates on unfavorable terms or otherwise agree to terms unfavorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or current or future product candidates.
General Risk Factors
We incur increased costs as a result of being a public company and in the administration of our organizational structure.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Managing Material Risks & Integrated Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is intended to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our Information Technology provider to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights as part of our cybersecurity strategies and processes. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impaired our business strategy, results of operations or financial condition. For a discussion of whether and how any risks from cybersecurity challenges may materially affect us, see Part I, Item 1A. Risk Factors.
Governance
Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees our cybersecurity program. As described above, we obtain periodic assessments of our cybersecurity program from independent third-party experts. Additionally, cybersecurity threats and incidents determined through our cybersecurity program to present potential material impacts to our financial results, operations, or reputation are required to be immediately reported to our Board of Directors in accordance with our escalation framework.
Management’s Role Managing Risk
Our Senior Vice President (“SVP”) of Operations plays a pivotal role in informing our Board of Directors on cybersecurity risks. Our SVP of Operations also had responsibility for managing cybersecurity matters at a prior employer. Our SVP of Operations provides comprehensive briefings to the Board of Directors on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the SVP of Operations and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.
Monitor Cybersecurity Incidents
The SVP of Operations is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The SVP of Operations implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.
Reporting to Senior Leadership
The SVP of Operations, in his capacity, regularly informs the Chief Financial Officer and Chief Executive Officer of all aspects related to cybersecurity risks and incidents. This is intended to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us.
Item 2. Properties
Our corporate headquarters are located at 2001 Market Street, Suite 3915, Unit #15, Philadelphia, PA 19103, where we occupy approximately 3,500 square feet of office space pursuant to a lease that was set to expire on August 31, 2024 if we did not renew the lease for an additional year. In March 2024, we amended the lease, which now expires on November 30, 2024 and will automatically renew for successive three-month periods unless we or the landlord provides the other with a termination notice at least 90 days before any such successive renewal.
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
Stockholders
As of March 15, 2024, we had 15,966,053 shares of common stock outstanding held by 52 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company advancing medicines for solid tumors.

Our preclinical program, CTIM-76, is a CLDN6 x anti-CD3 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6.

CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 are in process, and we expect to submit an IND application to support human clinical trials to the FDA by the end of March 2024. We plan to initiate a Phase 1 trial to focus on CLDN6-positive gynecologic and testicular cancers upon receiving IND clearance from the FDA. We expect to have sufficient cash and cash equivalents to fund our operations into late 2024. We will require additional funding for our planned Phase 1 trial, other research and development expenditures, and general and administrative expenses.

On February 29, 2024, we amended the Integral License Agreement to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.

As part of the Second Amendment, Integral’s right to receive certain future payments will be reduced as follows: aggregate development and regulatory milestone payments will be reduced from $55 million to $15 million, aggregate sales milestone payments will be reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale will be reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrows the license grant from Integral to us to only cover CTIM-76, removes any further obligation of us to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and includes mutual releases by the parties.
The reduced development and regulatory milestones now reflect a payment due at each of: first patient’s first screening visit in a Phase 1b/2 or Phase 2 clinical trial for CTIM-76, first patient’s first screening visit in a Phase 3 clinical trial for CTIM-76, United States marketing approval for CTIM-76, European Union marketing approval for CTIM-76, United Kingdom marketing approval for CTIM-76, and Japan marketing approval for CTIM-76. The amended commercial milestones now also reflect a payment due upon the achievement of annual net sales of $500 million and annual net sales of $1 billion.
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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $24.0 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $68.1 million.

Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, as well as general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or any future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our current and any future product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any product candidate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

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
As of December 31, 2023, we had cash and cash equivalents of $14.4 million, which we expect will be sufficient to fund our operations into late 2024. We have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of these consolidated financial statements. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

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
Other Income
Other income is primarily due to the recognition of foreign currency gains or losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022	$ Change	% Change
Operating expenses:
Acquired in-process research and development	$—	$500,000	$(500,000)	(100)%
Research and development	17,782,731	7,091,163	10,691,568	151%
General and administrative	7,289,885	7,790,040	(500,155)	(6)%
Loss from operations	(25,072,616)	(15,381,203)	(9,691,413)	63%
Interest income	1,163,975	547,268	616,707	113%
Other expense	(55,570)	(2,004)	(53,566)	2673%
Net loss	$(23,964,211)	$(14,835,939)	$(9,128,272)	62%
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expense ("IPR&D") of $0.5 million for the year ended December 31, 2022 reflects the expense recognized related to a development milestone achieved in 2022 under the Integral License Agreement for the development of our CLDN6 bsAb for solid tumors. There was no IPR&D expense recognized for the year ended December 31, 2023.

Research and Development Expenses
Research and development expenses increased by approximately $10.7 million for the year ended December 31, 2023 as compared to the same period in 2022. The following table summarizes our research and development expenses for the year ended December 31, 2023 as compared to the same period in 2022:

	Year ended December 31,
	2023	2022	$ Change	% Change
ONA-XR	$1,889,220	$4,641,936	$(2,752,716)	(59)%
CTIM-76	14,593,973	948,716	13,645,257	1438%
Personnel-related costs	1,218,914	1,372,376	(153,462)	(11)%
Other research and development	80,624	128,135	(47,511)	(37)%
	$17,782,731	$7,091,163	$10,691,568	151%

The decrease in ONA-XR expenses of $2.8 million was primarily due to a decrease of $1.4 million in contract manufacturing costs and $1.1 million in clinical costs largely due to the decision in March 2023 to discontinue development of ONA-XR. CTIM-76 expenditures increased by $13.6 million, primarily due to an increase of $7.7 million in contract manufacturing costs and $5.4 million in preclinical costs as a result of ongoing IND-enabling studies. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, decreased by approximately $0.2 million, primarily due to lower headcount over the prior year period.
General and Administrative Expenses
General and administrative expenses decreased by $0.5 million from $7.8 million for the year ended December 31, 2022 to $7.3 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in insurance expense of $0.7 million and other administrative costs of $0.1 million, partially offset by an increase in spending on professional fees of $0.3 million.
Interest Income
Interest income increased by approximately $0.6 million for the year ended December 31, 2023 as compared to 2022, primarily due to higher interest income earned on cash and cash equivalent balances.
Other Expense
Other expense increased by approximately $54,000 for the year ended December 31, 2023 as compared to 2022 primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2023, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2023, we had $14.4 million in cash and cash equivalents and an accumulated deficit of $68.1 million.

While we expect our existing cash and cash equivalents will be sufficient to fund our operations into late 2024, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of these consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic transactions or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
Cash used in operating activities	$(21,047,618)	$(13,549,234)
Cash used in investing activities	—	(536,836)
Cash used in financing activities	—	(102,071)
Net decrease in cash and cash equivalents	$(21,047,618)	$(14,188,141)
Comparison of the Years Ended December 31, 2023 and 2022
Operating Activities
During the year ended December 31, 2023, we used $21.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $24.0 million, partially offset by non-cash share-based compensation of $1.1 million and a net change in our operating assets and liabilities of $1.8 million. The primary uses of cash were to fund our operations related to the development of our current and former product candidates.
During the year ended December 31, 2022, we used $13.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $14.8 million, partially offset by non-cash share-based compensation of $1.0 million, in-process research and development charges of $0.5 million, and a net change in our operating assets and liabilities of $0.3 million. The primary uses of cash were to fund our operations related to the development of our current and former product candidates.
Investing Activities
We did not have cash flows from investing activities during the year ended December 31, 2023.
During the year ended December 31, 2022, cash used in investing activities was primarily attributable to the payment of a development milestone of $0.5 million under the Integral License Agreement for the development of CTIM-76. In addition, we used approximately $37,000 of cash to purchase property and equipment.
Financing Activities
We did not have cash flows from financing activities during the year ended December 31, 2023.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development of our current and former product candidates. We expense research and development costs as incurred.
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
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and the fair value of the underlying common stock on the date of grant. See Note 7 to our audited consolidated financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our awards granted.
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
Other exemptions and reduced reporting requirements under the JOBS Act include, without limitation, the requirements for providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following October 19, 2026, (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means that we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and have filed at least one annual report pursuant to the Exchange Act and (b) either (i) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

Item 8. Financial Statements and Supplementary Data
Context Therapeutics Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Context Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Context Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and believes that it does not have sufficient cash and cash equivalents to fund its projected operations for a period of at least 12 months from the issuance date of these consolidated financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Parsippany, New Jersey
March 21, 2024

Context Therapeutics Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$14,449,827	$35,497,445
Prepaid expenses and other current assets	1,597,384	2,356,213
Total current assets	16,047,211	37,853,658
Operating lease right-of-use asset	—	51,967
Property and equipment, net	15,524	27,568
Other assets	—	32,750
Total assets	$16,062,735	$37,965,943
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,383,016	$936,330
Accrued expenses and other current liabilities	1,808,699	2,216,169
Operating lease liability - current	—	55,078
Total current liabilities	4,191,715	3,207,577
Total liabilities	4,191,715	3,207,577
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 issued and outstanding at December 31, 2023 and December 31, 2022	15,966	15,966
Additional paid-in capital	79,909,644	78,832,779
Accumulated deficit	(68,054,590)	(44,090,379)
Total stockholders' equity	11,871,020	34,758,366
Total liabilities and stockholders' equity	$16,062,735	$37,965,943
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2023	2022
Operating expenses:
Acquired in-process research and development	$—	$500,000
Research and development	17,782,731	7,091,163
General and administrative	7,289,885	7,790,040
Loss from operations	(25,072,616)	(15,381,203)
Interest income	1,163,975	547,268
Other expense	(55,570)	(2,004)
Net loss	$(23,964,211)	$(14,835,939)
Net loss per common share, basic and diluted	$(1.50)	$(0.93)
Weighted average shares outstanding, basic and diluted	15,966,053	15,966,053
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	15,966,053	$15,966	$77,510,809	$(29,254,440)	$48,272,335
Fair value of warrants issued for services	—	—	345,530	—	345,530
Share-based compensation expense	—	—	976,440	—	976,440
Net loss	—	—	—	(14,835,939)	(14,835,939)
Balance at December 31, 2022	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	1,076,865	—	1,076,865
Net loss	—	—	—	(23,964,211)	(23,964,211)
Balance at December 31, 2023	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020

The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,964,211)	$(14,835,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	500,000
Share-based compensation expense	1,076,865	976,440
Depreciation and amortization expense	12,044	9,268
Reduction in the carrying amount of operating lease right-of-use asset	51,967	78,521
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	758,829	(736,049)
Other assets	32,750	(32,750)
Accounts payable	1,446,686	(787,893)
Accrued expenses and other current liabilities	(407,470)	1,354,578
Operating lease liability	(55,078)	(75,410)
Cash used in operating activities	(21,047,618)	(13,549,234)
Cash flows from investing activities:
Acquired in-process research and development	—	(500,000)
Purchase of property and equipment	—	(36,836)
Cash used in investing activities	—	(536,836)
Cash flows from financing activities:
Payments for offering costs related to the private placement of common stock	—	(102,071)
Cash used in financing activities	—	(102,071)
Net decrease in cash, cash equivalents and restricted cash	(21,047,618)	(14,188,141)
Cash, cash equivalents and restricted cash at beginning of year	35,497,445	49,685,586
Cash and cash equivalents at end of year	$14,449,827	$35,497,445

Supplemental disclosure of non-cash activities:
Issuance of warrants for services provided	$—	$345,530
Right-of-use asset obtained in exchange for lease obligation	$—	$130,488
The accompanying notes are an integral part of these consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company advancing medicines for solid tumors. The Company’s preclinical product candidate, CTIM-76, is anti-Claudin 6 (“CLDN6”) x an anti-CD3 bispecific antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6.
The Company had also been developing onapristone extended release (“ONA-XR”). However, in March 2023, the Company announced its plan to discontinue the development of this product candidate and focus its efforts on the development of CTIM-76. All estimated close-out costs associated with the ONA-XR program were recognized in research and development expense during the first quarter of 2023. The Company does not expect to incur future material expenses related to this program.
The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $68.1 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $14.4 million as of December 31, 2023 are not sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these consolidated financial statements. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates. Management plans to seek additional capital in the future through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. There is no assurance that such financing will be available when needed or on acceptable terms. Various internal and external factors will affect whether and when the Company’s current or any future product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s current and any future product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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
Estimates and assumptions are periodically reviewed, and the effects of the revisions are reflected in the accompanying consolidated financial statements in the period they are determined to be necessary. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, share-based compensation arrangements, the fair value of warrants, and in recording the prepayments, accruals and associated expense for research and development activities performed for the Company by third parties.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair values given their short-term nature.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At December 31, 2023, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $14.0 million.

The Company maintained approximately $50,000 as collateral for the Company’s credit card program at December 31, 2021, which was previously reported as restricted cash on its consolidated balance sheets. There were no amounts restricted as of December 31, 2023 and 2022, as the collateral was released to the Company in the first quarter of 2022.

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
Leases
The Company determines if an arrangement is a lease at inception. Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.
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
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible promissory notes, preferred stock, warrants and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
Stock options	2,164,031	1,341,504
Warrants	5,860,000	5,860,000
	8,024,031	7,201,504
Amounts in the above table reflect common stock equivalents.
Recently Issued but Not yet Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$14,017,306	$14,017,306	$—	$—

		December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$1,723,893	$1,723,893	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Compensation and benefits	$652,804	$770,055
Research and development costs	1,084,009	1,358,707
Professional fees	63,393	3,951
Other	8,493	83,456
Total	$1,808,699	$2,216,169

(6) Stockholders’ Equity
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
At December 31, 2023, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000

(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of December 31, 2023, 362,650 shares remained available for future grants.
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
Share-based compensation expense related to the issuance of stock options was as follows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022

Research and development	$61,545	$96,311
General and administrative	1,015,320	880,129
	$1,076,865	$976,440
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option awards granted during 2023 and 2022 were as follows:

	2023	2022
Expected stock price volatility	91.98%	87.02%
Expected term (in years)	6.00	5.95
Risk-free interest rate	3.86%	2.17%
Expected dividend yield	—	—
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

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,341,504	$3.27	8.9
Granted	949,142	$0.84
Forfeited	(126,615)	$5.65
Outstanding at December 31, 2023	2,164,031	$2.20	8.4	$260,688
Vested and exercisable at December 31, 2023	858,101	$3.63	7.6	$—
Vested and expected to vest at December 31, 2023	2,164,031	$2.20	8.4	$260,688
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the years ended December 31, 2023 and 2022 was $0.65 and $1.38, respectively. As of December 31, 2023, the unrecognized compensation cost related to outstanding share-based awards was $1.1 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

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
Under the terms of the Tyligand Process Development Agreement, Tyligand was solely responsible for the design and optimization of an improved manufacturing process for ONA-XR. Upon completion of specific performance-based milestones, the Company and Tyligand entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and is solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau (the “Territory”). The Company retained rights in the rest of the world to commercialize ONA-XR. The Tyligand License Agreement provides for termination in the event of (a) insolvency, (b) a material breach of the agreement, and (c) in the event that Tyligand does not meet certain regulatory milestones. For example, the Company has the ability to terminate the Tyligand License Agreement if Tyligand fails to file and receive acceptance of an investigational new drug for an ONA-XR related product in the People’s Republic of China by August 23, 2024.

Under the Tyligand Process Development Agreement, the Company paid Tyligand $0.8 million and issued 111,576 warrants to purchase shares of common stock at an exercise price of $7.17 per share upon successful completion of the manufacturing development plan in 2021. The warrants were cancelled in connection with the Company’s IPO. In addition, $2.0 million would be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. This agreement terminated in August 2021, subject to certain surviving and ongoing obligations, including the scale up payments and the 1% net sales payment obligations.
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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLDN6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The Company paid an upfront license fee of $0.3 million, granted 418,559 shares of Series A Stock with a fair market value of approximately $2.8 million, and expensed these costs to acquired in-process research and development during the year ended December 31, 2021. As a part of the agreement, Integral will be eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement. During the year ended December 31, 2022, the Company expensed $0.5 million in acquired in-process research related to a development milestone achieved under the agreement with Integral. On March 20, 2023, the Company amended the Integral License Agreement (“First Amendment”) to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third-party research funding obtained and used by Integral in connection with the development of CTIM-76.

On February 29, 2024, the Company further amended the Integral License Agreement ("Second Amendment") to reflect updated financial terms. Integral’s right to receive certain future payments will be reduced as follows: aggregate development and regulatory milestone payments will be reduced from $55 million to $15 million, aggregate sales milestone payments will be reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale will be reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrows the license grant from Integral to the Company to only cover CTIM-76, removes any further obligation to reimburse Integral for any third-party research funding Integral applied against CTIM-76 research, and includes mutual releases by the parties.
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
Operating Leases
In January 2022, the Company entered into a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. The sublease for this space commenced on February 1, 2022 and expired on July 31, 2023. In March 2023, the Company entered into a direct lease for this same office space that commenced on August 1, 2023 and was set to expire on August 31, 2024 if the Company did not renew the lease for an additional year. In March 2024, the Company amended the lease, which now expires on November 30, 2024 and will automatically renew for successive three-month periods unless the Company or the landlord provides the other with a termination notice at least 90 days before any such successive renewal.
As of December 31, 2023, the operating lease right-of-use asset and the operating lease liabilities were immaterial. The remaining term of the Company’s noncancellable operating lease is 0.58 years. Future minimum lease payments under the sublease are $83,000 at December 31, 2023.
The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense was approximately $94,000 and $84,000 for the years ended December 31, 2023 and 2022, respectively.
Employee Benefit Plans
In the first quarter of 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the years ended December 31, 2023 and 2022, the Company provided contributions of approximately $66,000 and $62,000, respectively.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes no matters existed at either December 31, 2023 or 2022 that will have a material impact to the Company’s financial position, results of operations or cash flows.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors and officers insurance.

(9) Income Taxes
Prior to April 2021, the Company was a limited liability company that was treated as a pass-through entity for income tax purposes. In April 2021, upon the completion of its reverse triangular merger, the Company converted to a corporation and is subject to federal, state and local corporate income taxes which have been provided for in the consolidated financial statements based upon ASC 740. Context BioPharma, Inc. has always been subject to corporate income taxes.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022. The Company had also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$7,749,636	$5,865,305
Research and development credits	1,231,315	703,630
Capitalized research and development Section 174 expense	6,799,428	2,091,787
Share-based compensation	843,345	527,146
Other accruals	201,671	268,105
Gross deferred tax assets	16,825,395	9,455,973
Deferred tax liabilities:
Prepaid expenses	(215,507)	(256,052)
Property and equipment	(4,585)	(8,181)
Net deferred tax assets	16,605,303	9,191,740
Less: valuation allowance	(16,605,303)	(9,191,740)
	$—	$—
In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $7.4 million and $3.9 million during the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.8	3.7
Permanent differences	—	—
Research and development credit	2.2	1.9
Change in valuation allowance	(31.0)	(26.6)
Effective income tax rate	—%	—%
The following table summarizes carryforwards of federal, state and local net operating losses (“NOL”) and research tax credits:

	December 31,
	2023	2022
NOL carryforwards—Federal	$27,502,184	$20,543,576
NOL carryforwards—State	27,502,184	20,543,576
NOL carryforwards—Local	19,390,882	15,665,662
Research tax credits—Federal	1,231,315	703,630
The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes; however, all federal NOL carryforwards generated subsequent to January 1, 2018 are able to be carried forward indefinitely. Local NOL carryforwards expire after three years with the 2021 NOL set to expire in 2024. As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of $1.2 million and $0.7 million, respectively, that will begin to expire in 2037, unless previously utilized.
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
As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. Due to NOLs and tax credit carryforwards that remain unutilized, income tax returns for tax years from all years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.
(10) Subsequent Event
The Company has evaluated subsequent events from the consolidated balance sheet date through March 21, 2024, the issuance date of these consolidated financial statements, and has not identified any requiring disclosure except as noted below.
On February 29, 2024, the Company entered into the Second Amendment with Integral to reflect updated financial terms and to narrow the license grant to only cover CTIM-76. See Note 8 for further discussion.
In March 2024, the Company amended its lease for corporate office space. See Note 8 for further discussion.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
As of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

3.2*	Amended & Restated Bylaws of Context Therapeutics Inc.

4.1	Form of Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

4.3*	Description of Securities of Context Therapeutics Inc.

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

10.12†
Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

10.13†
Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on November 1, 2021).

10.14
Securities Purchase Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

10.15
Registration Rights Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

10.16†
Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2022).

10.17#
Development and Manufacturing Services Agreement, dated November 7, 2022, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.18#
License Agreement, dated November 7, 2022, between Lonza Sales AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.19#
Amendment No. 1, dated March 20, 2023, to that certain Research Collaboration and License Agreement, dated April 6, 2021, between Context Therapeutics LLC and Integral Molecular, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 22, 2023).

10.20
Termination Agreement of the Clinical Trial Collaboration and Supply Agreement, dated March 21, 2023 between Context Therapeutics Inc. and Berlin-Chemie AG - Menarini Group (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 22, 2023).

Exhibit No.	Description of Exhibit
10.21#
Amendment No. 2, dated February 29, 2024, to that certain Research Collaboration and License Agreement, dated April 6, 2021, between Context Therapeutics LLC and Integral Molecular, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on March 6, 2024).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

23.1*	Consent of CohnReznick LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

97*	Context Therapeutics Inc. Compensation Recovery Policy

101	The following financial statements from Context Therapeutics Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements and (vi) information regarding trading arrangements set forth in Part II, Item 9B.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________
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

CONTEXT THERAPEUTICS INC.
	By:	/s/ Martin Lehr
Martin Lehr
March 21, 2024		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin Lehr	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024
Martin Lehr

/s/ Jennifer Minai-Azary	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2024
Jennifer Minai-Azary

/s/ Richard Berman	Chairman of the Board and Director	March 21, 2024
Richard Berman

/s/ Philip Kantoff	Director	March 21, 2024
Philip Kantoff

/s/ Jennifer Evans Stacey	Director	March 21, 2024
Jennifer Evans Stacey

/s/ Linda West	Director	March 21, 2024
Linda West