Form 10-Q
period 2024-03-31
Context Therapeutics Inc.
filed 2024-05-08
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of common stock outstanding at May 7, 2024 was 74,998,312 shares.

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
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76 and other product candidates we may develop, our ability to obtain extensions of existing patent terms, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for our anti-Claudin 6 (“CLDN6”) x anti-CD3 bispecific antibody (“bsAb”), CTIM-76. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$10,089,207	$14,449,827
Prepaid expenses and other current assets	949,489	1,597,384
Total current assets	11,038,696	16,047,211
Property and equipment, net	12,956	15,524
Total assets	$11,051,652	$16,062,735
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,045,364	$2,383,016
Accrued expenses and other current liabilities	563,058	1,808,699
Total current liabilities	2,608,422	4,191,715
Total liabilities	2,608,422	4,191,715
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,966,053 shares issued and outstanding at March 31, 2024 and December 31, 2023	15,966	15,966
Additional paid-in capital	80,149,651	79,909,644
Accumulated deficit	(71,722,387)	(68,054,590)
Total stockholders' equity	8,443,230	11,871,020
Total liabilities and stockholders' equity	$11,051,652	$16,062,735
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,973,209	$4,534,676
General and administrative	1,850,292	2,131,872
Loss from operations	(3,823,501)	(6,666,548)
Interest income	152,351	355,542
Other income	3,353	2,688
Net loss	$(3,667,797)	$(6,308,318)
Net loss per common share, basic and diluted	$(0.23)	$(0.40)
Weighted average shares outstanding, basic and diluted	15,966,053	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	$15,966	$80,149,651	$(71,722,387)	$8,443,230

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	$15,966	$79,115,541	$(50,398,697)	$28,732,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,667,797)	$(6,308,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	240,007	282,762
Depreciation and amortization expense	2,568	3,193
Reduction in the carrying amount of operating lease right-of-use asset	—	22,075
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	647,895	239,476
Other assets	—	6,562
Accounts payable	(337,652)	273,931
Accrued expenses and other current liabilities	(1,245,641)	(224,727)
Operating lease liability	—	(23,409)
Cash used in operating activities	(4,360,620)	(5,728,455)
Net decrease in cash and cash equivalents	(4,360,620)	(5,728,455)
Cash and cash equivalents at beginning of period	14,449,827	35,497,445
Cash and cash equivalents at end of period	$10,089,207	$29,768,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company advancing medicines for solid tumors. The Company’s clinical stage product candidate, CTIM-76, is an anti-Claudin 6 (“CLDN6”) x anti-CD3 bispecific antibody (“bsAb”) that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6.

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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $71.7 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $10.1 million as of March 31, 2024, together with the proceeds from its private placement in May 2024 (see Note 9), are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023. The consolidated financial information as of December 31, 2023 included herein has been derived from the annual audited consolidated financial statements.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At March 31, 2024, the Company's cash and cash equivalent balances exceeded federally insured limits by approximately $9.6 million.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Stock options	2,802,932	2,165,646
Warrants	5,860,000	5,860,000
	8,662,932	8,025,646

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$9,446,770	$9,446,770	$—	$—

		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$14,017,306	$14,017,306	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Compensation and benefits	$233,656	$652,804
Research and development costs	277,876	1,084,009
Professional fees	37,824	63,393
Other	13,702	8,493
Total	$563,058	$1,808,699

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

At March 31, 2024, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
	5,860,000
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of March 31, 2024, 362,391 shares remained available for future grants.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to March 2034.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Research and development	$(7,337)	$21,087
General and administrative	247,344	261,675
	$240,007	$282,762
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Expected stock price volatility	94.70%	91.85%
Risk-free interest rate	4.26%	3.88%
Expected term (in years)	6.08	6.08
Expected dividend yield	—	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,164,031	$2.20	8.4	$260,688
Granted	749,567	$1.07
Forfeited	(110,666)	$1.26
Outstanding at March 31, 2024	2,802,932	$1.93	8.6	$691,754
Vested and exercisable at March 31, 2024	1,110,707	$3.15	7.6	$107,152
Vested and expected to vest at March 31, 2024	2,802,932	$1.93	8.6	$691,754
The weighted average fair value of share-based awards granted during the three months ended March 31, 2024 and 2023 was $0.84 and $0.65, respectively. As of March 31, 2024, the unrecognized compensation cost related to outstanding share-based awards was $1.4 million and is expected to be recognized as expense over a weighted-average period of approximately 3.0 years.
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

As of March 31, 2024, the operating lease right-of-use asset and the operating lease liabilities were immaterial. The remaining term of the Company’s noncancellable operating lease is 0.58 years. Future minimum lease payments under the sublease are $72,000 at March 31, 2024.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $31,000 and $23,000 for the three months ended March 31, 2024 and 2023, respectively.

Employee Benefit Plans

In 2022, the Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended March 31, 2024 and 2023, the Company provided contributions of approximately $29,000 and $40,000, respectively.

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
Under the Tyligand Process Development Agreement, the Company paid Tyligand certain milestone payments upon successful completion of the manufacturing development plan in 2021. In addition, $2.0 million would be payable upon the completion of scale-up of the first cumulative 100 kilograms of the Good Manufacturing Practices (“GMP”)-grade compound and $3.0 million upon the Company’s completion of scale-up of the first cumulative 300 kilograms of the GMP-grade compound. In consideration of and upon Tyligand’s successful completion of the development plan, within 30 days at the end of each calendar quarter, the Company shall pay Tyligand 1% of net sales of finished product utilizing the compound substantially manufactured in accordance with the process and specifications outlined in the Tyligand Process Development Agreement. The Tyligand Process Development Agreement terminated in August 2021, subject to certain surviving and ongoing obligations, including the scale up payments and the 1% net sales payment obligations. Due to the Company's decision to discontinue the development of ONA-XR, the Company does not anticipate any further payments will become due to Tyligand under the Tyligand Process Development Agreement.
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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific monoclonal antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLDN6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. As a part of the agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55.0 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

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

On February 29, 2024, the Company further amended the Integral License Agreement (“Second Amendment”) to reflect updated financial terms. Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrowed the license grant from Integral to the Company to only cover CTIM-76, removed any further obligation to reimburse Integral for any third-party research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.

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
(9) Subsequent Events
Private placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses, and the Private Placement closed on May 6, 2024. The Company expects placement offering expenses will be approximately $5.2 million.

In addition, pursuant to a registration rights agreement dated May 1, 2024 (the “Registration Rights Agreement”), the Company agreed to file a registration statement on or before May 31, 2024 (subject to certain exceptions) for purposes of registering the resale of the Shares (including the Warrant Shares) (the “Registration Statement”), to use the Company's reasonable best efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold by a non-affiliate without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
Overview
We are a biopharmaceutical company advancing medicines for solid tumors.

Our clinical stage program, CTIM-76, is an anti-CLDN6 bsAb that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our Investigational New Drug ("IND") application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We anticipate the enrollment of the first patient in the dose escalation portion of the clinical trial in mid-2024.

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of our common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses, and the Private Placement closed on May 6, 2024. We expect placement offering expenses will be approximately $5.2 million.

Net proceeds from the Private Placement are expected to be used to fund the research and development of CTIM-76 and for working capital and general corporate purposes. We also expect that the net proceeds, together with our cash and cash equivalents at March 31, 2024, will extend our cash runway through the estimated duration of our planned CTIM-76 Phase 1 clinical trial, as well as into 2028.

In addition, pursuant to a registration rights agreement dated May 1, 2024 (the “Registration Rights Agreement”), we agreed to file a registration statement on or before May 31, 2024 (subject to certain exceptions) for purposes of registering the resale of the Shares (including the Warrant Shares) (the “Registration Statement”), to use our reasonable best efforts to have such Registration Statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold by a non-affiliate without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for us to be in compliance with the current public information requirement under Rule 144.

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

As part of the Second Amendment, Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrowed the license grant from Integral to us to only cover CTIM-76, removed any further obligation of us to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $3.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $71.7 million.

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

As of March 31, 2024, we had cash and cash equivalents of $10.1 million, which, together with the proceeds from our recent Private Placement, we expect will be sufficient to fund our operations into 2028. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$1,973,209	$4,534,676	$(2,561,467)	(56)%
General and administrative	1,850,292	2,131,872	(281,580)	(13)%
Loss from operations	(3,823,501)	(6,666,548)	2,843,047	(43)%
Interest income	152,351	355,542	(203,191)	(57)%
Other income	3,353	2,688	665	25%
Net loss	$(3,667,797)	$(6,308,318)	$2,640,521	(42)%

Research and Development Expenses
Research and development expenses decreased by approximately $2.6 million for the three months ended March 31, 2024 as compared to the same period in 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2024 as compared to the same period in 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
ONA-XR	$—	$2,088,763	$(2,088,763)	(100)%
CTIM-76	1,890,091	2,085,275	(195,184)	(9)%
Personnel-related costs	78,869	345,255	(266,386)	(77)%
Other research and development	4,249	15,383	(11,134)	(72)%
	$1,973,209	$4,534,676	$(2,561,467)	(56)%

The decrease in ONA-XR expense of $2.1 million was primarily due to the decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $0.2 million, primarily due to a decrease of $0.7 million in contract manufacturing costs, partially offset by an increase of $0.5 million in preclinical, regulatory, and clinical costs as a result of IND-enabling studies and preparing to initiate our planned Phase 1 clinical trial. Personnel-related costs, which include salaries, benefits and stock-based compensation expense deceased by approximately $0.3 million, primarily due to lower headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in insurance expense of $0.1 million, in professional fees of $0.1 million, and in compensation and share-based compensation costs of $0.1 million.

Interest Income
Interest income decreased by approximately $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to lower interest income earned on cash and cash equivalent balances.

Other income
Other income increased by approximately $1,000 for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to higher foreign currency gains as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2024, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of March 31, 2024, we had $10.1 million in cash and cash equivalents and an accumulated deficit of $71.7 million.

We also expect that the net proceeds from our Private Placement, together with our cash and cash equivalents at March 31, 2024, will extend our cash runway through the estimated duration of our planned CTIM-76 Phase 1 clinical trial, as well as into 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(4,360,620)	$(5,728,455)
Net decrease in cash and cash equivalents	$(4,360,620)	$(5,728,455)
Comparison of the Three Months Ended March 31, 2024 and 2023
Operating Activities
During the three months ended March 31, 2024, we used $4.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $3.7 million and a change in our operating assets and liabilities of $0.9 million, partially offset by non-cash share-based compensation expense of $0.2 million. The primary uses of cash were to fund our operations related to the development of our product candidate.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024.
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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

3.2
Amended and Restated Bylaws of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 21, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).
10.1
Securities Purchase Agreement, dated May 1, 2024, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

10.2
Registration Rights Agreement, dated May 1, 2024, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

10.3#
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
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: May 8, 2024

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)