Form 10-Q
period 2024-06-30
Context Therapeutics Inc.
filed 2024-08-07
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of common stock outstanding at August 6, 2024 was 74,998,312 shares.

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Context," "Company," "we," "us," and "our" refer to Context Therapeutics Inc. and its subsidiaries.

_________________________

Trademark Notice
Context Therapeutics® is a trademark of ours in the United States. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•    the timing, progress and results of preclinical studies and clinical trials for CTIM-76, CT-95, and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final U.S. Food and Drug Administration (“FDA”) approval of CTIM-76, CT-95, and any other future product candidates;
•    our ability to develop and advance CTIM-76, CT-95, and any other future product candidates, and successfully complete clinical studies;
•    our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, CT-95, and other product candidates we may develop, our ability to obtain extensions of existing patent terms, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•    the pricing and reimbursement of CTIM-76, CT-95, and other product candidates we may develop, if approved;
•    the rate and degree of market acceptance and clinical utility of CTIM-76, CT-95, and other product candidates we may develop;
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
Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the U.S. Securities and Exchange Commission (“SEC”).
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for CTIM-76, our Claudin 6 (“CLDN6”) x CD3 bispecific antibody (“bsAb”), and CT-95, our Mesothelin (“MSLN”) x CD3 bsAb. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$101,536,832	$14,449,827
Prepaid expenses and other current assets	1,161,633	1,597,384
Total current assets	102,698,465	16,047,211
Property and equipment, net	10,388	15,524
Total assets	$102,708,853	$16,062,735
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$611,513	$2,383,016
Accrued expenses and other current liabilities	992,832	1,808,699
Total current liabilities	1,604,345	4,191,715
Total liabilities	1,604,345	4,191,715
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 74,998,312 and 15,966,053 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	74,998	15,966
Additional paid-in capital	175,006,403	79,909,644
Accumulated deficit	(73,976,893)	(68,054,590)
Total stockholders' equity	101,104,508	11,871,020
Total liabilities and stockholders' equity	$102,708,853	$16,062,735
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,384,553	$3,460,937	$3,357,762	$7,995,613
General and administrative	1,703,996	1,831,431	3,554,288	3,963,303
Loss from operations	(3,088,549)	(5,292,368)	(6,912,050)	(11,958,916)
Interest income	840,150	293,274	992,501	648,816
Other expense	(6,107)	(12,227)	(2,754)	(9,539)
Net loss	$(2,254,506)	$(5,011,321)	$(5,922,303)	$(11,319,639)
Net loss per common share, basic and diluted	$(0.04)	$(0.31)	$(0.17)	$(0.71)
Weighted average shares outstanding, basic and diluted	54,958,635	15,966,053	35,462,344	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	$15,966	$80,149,651	$(71,722,387)	$8,443,230
Sale of common stock and prefunded warrants, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Share-based compensation expense	—	—	157,037	—	157,037
Net loss	—	—	—	(2,254,506)	(2,254,506)
Balance at June 30, 2024	74,998,312	$74,998	$175,006,403	$(73,976,893)	$101,104,508

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	$15,966	$79,115,541	$(50,398,697)	$28,732,810
Share-based compensation expense	—	—	283,103	—	283,103
Net loss	—	—	—	(5,011,321)	(5,011,321)
Balance at June 30, 2023	15,966,053	$15,966	$79,398,644	$(55,410,018)	$24,004,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(5,922,303)	$(11,319,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	397,044	565,865
Depreciation and amortization expense	5,136	6,387
Reduction in the carrying amount of operating lease right-of-use asset	—	44,445
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	435,751	(215,243)
Other assets	—	8,750
Accounts payable	(1,816,135)	254,526
Accrued expenses and other current liabilities	(815,867)	342,458
Operating lease liability	—	(47,111)
Cash used in operating activities	(7,716,374)	(10,359,562)
Cash flows from financing activities:
Proceeds from the sale of common stock and prefunded warrants, net	94,803,379	—
Cash provided by financing activities	94,803,379	—
Net increase (decrease) in cash and cash equivalents	87,087,005	(10,359,562)
Cash and cash equivalents at beginning of period	14,449,827	35,497,445
Cash and cash equivalents at end of period	$101,536,832	$25,137,883

Supplemental disclosure of non-cash activities:
Unpaid offering costs in accounts payable	$44,632	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company advancing medicines for solid tumors. The Company’s clinical stage product candidates include CTIM-76, a Claudin 6 (“CLDN6”) x CD3 bispecific antibody (“bsAb”), and CT-95, an Mesothelin (“MSLN”) x CD3 bsAb.

The Company had also been developing onapristone extended release (“ONA-XR”). However, in March 2023, the Company announced its plan to discontinue the development of this product candidate and focus its efforts on the development of CTIM-76. All estimated close-out costs associated with the ONA-XR program were recognized in research and development expense during the first quarter of 2023. The Company does not expect to incur future expenses related to this program.

The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $74.0 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $101.5 million as of June 30, 2024 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024, and its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023. The consolidated financial information as of December 31, 2023 included herein has been derived from the annual audited consolidated financial statements.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At June 30, 2024, the Company's cash and cash equivalent balances exceeded federally insured limits by approximately $101.1 million.

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

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock that were issued in the private placement transaction in May 2024 (Note 6). Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible promissory notes, preferred stock, warrants (excluding pre-funded warrants) and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Stock options	2,903,578	2,290,646
Warrants	5,860,000	5,860,000
	8,763,578	8,150,646

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$101,064,195	$101,064,195	$—	$—

		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$14,017,306	$14,017,306	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Compensation and benefits	$440,511	$652,804
Research and development costs	298,006	1,084,009
Professional fees	243,270	63,393
Other	11,045	8,493
Total	$992,832	$1,808,699

(6) Stockholders' Equity
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. As of June 30, 2024, the Pre-Funded Warrants had not been exercised. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.

Warrants for Common Stock
In connection with the Company’s initial public offering (“IPO”) and private placement in 2021, the Company issued warrants to purchase shares of common stock.

In March 2022, the Company issued 360,000 warrants to purchase common stock with an exercise price of $10.00 per share and a term of 5.76 years as compensation for professional consulting services performed in 2021.

At June 30, 2024, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	5,482,741	$0.001	No expiration
	11,342,741
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of June 30, 2024, 261,745 shares remained available for future grants.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to June 2034.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$3,291	$14,082	$(4,046)	$35,169
General and administrative	153,746	269,021	401,090	530,696
	$157,037	$283,103	$397,044	$565,865

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
Expected stock price volatility	95.18%	91.98%
Risk-free interest rate	4.26%	3.86%
Expected term (in years)	6.00	6.00
Expected dividend yield	—	—

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,164,031	$2.20	8.4	$260,688
Granted	874,567	$1.20
Forfeited	(135,020)	$1.30
Outstanding at June 30, 2024	2,903,578	$1.94	8.5	$1,816,096
Vested and exercisable at June 30, 2024	1,297,239	$2.85	7.7	$493,589
Vested and expected to vest at June 30, 2024	2,903,578	$1.94	8.5	$1,816,096
The weighted average fair value of share-based awards granted during the six months ended June 30, 2024 and 2023 was $0.94 and $0.65, respectively. As of June 30, 2024, the unrecognized compensation cost related to outstanding share-based awards was $1.4 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.
(8) Commitments and Contingencies
Operating Lease

In February 2022, the Company commenced a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. In March 2023, the Company entered into a direct lease for this same office space that commenced on August 1, 2023. In March 2024, the Company amended the lease, which extended the expiration date to November 30, 2024. In July 2024, the Company further amended the lease, which is now set to expire on November 30, 2026, pursuant to which the Company also retains the right to renew the lease for up to two consecutive 12-month terms upon at least nine months advance notice to the landlord before any such successive renewal.

As of June 30, 2024, the operating lease right-of-use asset and the operating lease liabilities were immaterial. As of June 30, 2024, the remaining term of the Company’s noncancellable operating lease was 0.42 years. Future minimum lease payments under the sublease are $52,000 at June 30, 2024.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $31,000 and $22,000 for the three months ended June 30, 2024 and 2023, respectively. Rent expense related to the Company’s operating lease was approximately $62,000 and $45,000 for the six months ended June 30, 2024 and 2023, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended June 30, 2024 and 2023, the Company provided contributions of approximately $12,000 and $15,000, respectively. For the six months ended June 30, 2024 and 2023, the Company provided contributions of approximately $41,000 and $55,000, respectively.

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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bispecific antibody for cancer therapy. Under the terms of the agreement, Integral and the Company will develop CLDN6 bispecific antibodies that trigger the activation of T cells and eliminate cancer cells displaying CLDN6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. As a part of the agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55.0 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under this agreement.

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
(9) Subsequent Events

On July 9, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company acquired CT-95 (formerly known as LNK-101), an MSLN x CD3 T cell engaging bispecific antibody, from Link (assignment for the benefit of creditors), LLC (the “Seller”), which succeeded to the assets of Link Immunotherapeutics Inc.

Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets of the Seller associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia and Taiwan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to the Seller of $3.75 million.

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
Overview
We are a biopharmaceutical company advancing medicines for solid tumors that is building an innovative portfolio of clinical-stage T cell engaging bispecific therapeutics. Product candidates include CTIM-76, a CLDN6 x CD3 bispecific antibody, and CT-95, an MSLN x CD3 bispecific antibody.

CTIM-76 is a CLDN6 x CD3 bispecific antibody that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our Investigational New Drug (“IND”) application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We anticipate dosing the first patient in the CTIM-76 Phase 1 trial in the third quarter of 2024.

On July 9, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we acquired CT-95 (formerly known as LNK-101), from Link (assignment for the benefit of creditors), LLC (the “Seller”), which succeeded to the assets of Link Immunotherapeutics Inc. The FDA previously cleared the IND application for CT-95. We funded the acquisition of CT-95 and intend to fund its advancement through the dose escalation portion of our planned CT-95 Phase 1 clinical trial with our existing cash.

Pursuant to the Asset Purchase Agreement, we purchased all of the assets of the Seller associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, we made a one-time payment to the Seller of $3.75 million.

CT-95 is an MSLN x CD3 bispecific antibody that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. One challenge in developing MSLN-targeted therapies has been the presence of MSLN fragments, also referred to as shed MSLN, found in both blood and the tumor microenvironment that can serve as a decoy or sink for MSLN-targeting antibodies. CT-95 is a fully humanized bispecific T cell engager that has a relatively low affinity but high avidity for membrane-bound MSLN, minimizing the impact of the shed MSLN. CT-95 is being developed as a therapy for advanced cancers associated with MSLN expression, including ovarian, lung, pancreatic, and mesothelioma. We expect to dose the first patient in the CT-95 Phase 1 trial in the first quarter of 2025.

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of our common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024.

Net proceeds from the Private Placement are expected to be used to fund the research and development of CTIM-76 and CT-95, as well as for working capital and general corporate purposes. We expect to have sufficient cash and cash equivalents to fund the estimated duration of our CTIM-76 Phase 1 trial and the dose escalation portion of our CT-95 Phase 1 trial, as well as our operations into 2028.

In addition, pursuant to a registration rights agreement dated May 1, 2024 (the “Registration Rights Agreement”), we filed a registration statement for purposes of registering the resale of the Shares (including the Warrant Shares) (the “Registration Statement”), which was declared effective by the SEC on May 31, 2024. We agreed to use our reasonable best efforts to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold by a non-affiliate without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for us to be in compliance with the current public information requirement under Rule 144.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $5.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $74.0 million.

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

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue nonclinical studies and initiate clinical trials for CTIM-76, CT-95, and for any additional product candidates that we may pursue;
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

As of June 30, 2024, we had cash and cash equivalents of $101.5 million, which we expect will be sufficient to fund our operations into 2028. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$1,384,553	$3,460,937	$(2,076,384)	(60)%
General and administrative	1,703,996	1,831,431	(127,435)	(7)%
Loss from operations	(3,088,549)	(5,292,368)	2,203,819	(42)%
Interest income	840,150	293,274	546,876	186%
Other expense	(6,107)	(12,227)	6,120	(50)%
Net loss	$(2,254,506)	$(5,011,321)	$2,756,815	(55)%

Research and Development Expenses
Research and development expenses decreased by approximately $2.1 million for the three months ended June 30, 2024 as compared to the same period in 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2024 as compared to the same period in 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
ONA-XR	$—	$(167,312)	$167,312	(100)%
CTIM-76	1,338,285	3,323,226	(1,984,941)	(60)%
Personnel-related costs	42,488	287,752	(245,264)	(85)%
Other research and development	3,780	17,271	(13,491)	(78)%
	$1,384,553	$3,460,937	$(2,076,384)	(60)%

ONA-XR income of $0.2 million for the three months ended June 30, 2023 was due to actual closeout costs incurred being less than the estimated close out costs recorded as of March 31, 2023, following our decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $2.0 million, primarily due to a decrease of $2.7 million in contract manufacturing costs and preclinical costs, partially offset by an increase of $0.7 million in clinical and regulatory costs as a result of preparing to initiate our planned Phase 1 clinical trial. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, decreased by approximately $0.2 million, primarily due to lower headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.1 million for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in compensation and share-based compensation costs of $0.2 million and insurance expense of $0.1 million, partially offset by an increase in professional fees of $0.1 million.

Interest Income
Interest income increased by approximately $0.5 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to higher cash and cash equivalent balances due to the Private Placement.

Other expense

Other expense decreased by approximately $6,000 for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$3,357,762	$7,995,613	$(4,637,851)	(58)%
General and administrative	3,554,288	3,963,303	(409,015)	(10)%
Loss from operations	(6,912,050)	(11,958,916)	5,046,866	(42)%
Interest income	992,501	648,816	343,685	53%
Other expense	(2,754)	(9,539)	6,785	(71)%
Net loss	$(5,922,303)	$(11,319,639)	$5,397,336	(48)%

Research and Development Expenses
Research and development expenses decreased by approximately $4.6 million for the six months ended June 30, 2024 as compared to the same period in 2023. The following table summarizes our research and development expenses for the six months ended June 30, 2024 as compared to the same period in 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
ONA-XR	$—	$1,921,451	$(1,921,451)	(100)%
CTIM-76	3,228,377	5,408,501	(2,180,124)	(40)%
Personnel-related costs	121,357	633,007	(511,650)	(81)%
Other research and development	8,028	32,654	(24,626)	(75)%
	$3,357,762	$7,995,613	$(4,637,851)	(58)%

The decrease in ONA-XR expense of $1.9 million was due to the decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $2.2 million, primarily due to a decrease of $3.2 million in preclinical and contract manufacturing costs, partially offset by an increase of $0.9 million in clinical and regulatory costs as a result of preparing to initiate our planned Phase 1 clinical trial. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, decreased by approximately $0.5 million, primarily due to lower headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.4 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in compensation and share-based compensation costs of $0.3 million and insurance expense of $0.1 million.

Interest Income
Interest income increased by approximately $0.3 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to higher cash and cash equivalent balances due to the Private Placement.

Other expense
Other expense decreased by approximately $7,000 for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products convfor several years, if at all. Since our inception through June 30, 2024, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of June 30, 2024, we had $101.5 million in cash and cash equivalents and an accumulated deficit of $74.0 million.

We expect our cash and cash equivalents at June 30, 2024 to fund the estimated duration of our CTIM-76 Phase 1 trial and the dose escalation portion of our CT-95 Phase 1 trial, as well as our operations into 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(7,716,374)	$(10,359,562)
Cash provided by financing activities	94,803,379	—
Net increase (decrease) in cash and cash equivalents	$87,087,005	$(10,359,562)
Comparison of the Six Months Ended June 30, 2024 and 2023
Operating Activities
During the six months ended June 30, 2024, we used $7.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.9 million and a change in our operating assets and liabilities of $2.2 million, partially offset by non-cash share-based compensation expense of $0.4 million. The primary uses of cash were to fund our operations related to the development of CTIM-76.

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

Financing Activities

During the six months ended June 30, 2024, financing activities provided $94.8 million, consisting of net proceeds from the sale of common stock and Pre-Funded Warrants in the Private Placement.

We did not have cash flows from financing activities during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024.
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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

10.3#
Asset Purchase Agreement, dated July 9, 2024, by and between Company and Link (assignment for the benefit of creditors), LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on July 10, 2024).

10.4*†	Employment Agreement, dated August 1, 2024, between Context Therapeutics Inc. and Claudio Alberto Dansky Ullmann, M.D.
10.5*†	Form of Stock Option Agreement (Inducement Grant) of Context Therapeutics Inc.
10.6*†	Form of Stock Option Agreement under the Context Therapeutics Inc. 2021 Long-Term Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: August 7, 2024

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)