Form 10-Q
period 2024-09-30
Context Therapeutics Inc.
filed 2024-11-06
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of common stock outstanding at November 4, 2024 was 74,998,312 shares.

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
•    the timing, progress and results of preclinical studies and clinical trials for CTIM-76, CT-95, CT-202, and any other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the periods during which the data and results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug applications and final U.S. Food and Drug Administration (“FDA”) approval of CTIM-76, CT-95, CT-202, and any other future product candidates;
•    our ability to develop and advance CTIM-76, CT-95, CT-202, and any other future product candidates, and successfully complete clinical studies;
•    our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, CT-95, CT-202, and any other product candidates we may develop, our ability to obtain extensions of existing patent terms, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

•    our continued reliance on third parties to conduct and support clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials, as well as research and development activities;
•    our ability to obtain, and negotiate favorable terms of, collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•    the pricing and reimbursement of CTIM-76, CT-95, CT-202, and any other product candidates we may develop, if approved;
•    the rate and degree of market acceptance and clinical utility of CTIM-76, CT-95, CT-202, and any other product candidates we may develop;
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

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for CTIM-76, our Claudin 6 (“CLDN6”) x CD3 bispecific antibody (“bsAb”), CT-95, our Mesothelin (“MSLN”) x CD3 bsAb, and CT-202, our Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 bsAb. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$84,801,556	$14,449,827
Prepaid expenses and other current assets	1,269,265	1,597,384
Total current assets	86,070,821	16,047,211
Property and equipment, net	14,893	15,524
Operating lease right-of-use lease assets	244,135	—
Total assets	$86,329,849	$16,062,735
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,028,667	$2,383,016
Accrued expenses and other current liabilities	1,199,205	1,808,699
Operating lease liabilities - current	104,160	—
Total current liabilities	2,332,032	4,191,715
Operating lease liabilities - non-current	140,200	—
Total liabilities	2,472,232	4,191,715
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 74,998,312 and 15,966,053 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	74,998	15,966
Additional paid-in capital	175,219,405	79,909,644
Accumulated deficit	(91,436,786)	(68,054,590)
Total stockholders' equity	83,857,617	11,871,020
Total liabilities and stockholders' equity	$86,329,849	$16,062,735
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$16,825,198	$4,485,223	$20,182,960	$12,480,836
General and administrative	1,876,230	1,695,272	5,430,518	5,658,575
Loss from operations	(18,701,428)	(6,180,495)	(25,613,478)	(18,139,411)
Interest income	1,243,687	290,440	2,236,188	939,256
Other (expense) income	(2,152)	15,369	(4,906)	5,830
Net loss	$(17,459,893)	$(5,874,686)	$(23,382,196)	$(17,194,325)
Net loss per common share, basic and diluted	$(0.22)	$(0.37)	$(0.46)	$(1.08)
Weighted average shares outstanding, basic and diluted	80,481,053	15,966,053	50,578,115	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	15,966	80,149,651	(71,722,387)	8,443,230
Sale of common stock and prefunded warrants, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Share-based compensation expense	—	—	157,037	—	157,037
Net loss	—	—	—	(2,254,506)	(2,254,506)
Balance at June 30, 2024	74,998,312	74,998	175,006,403	(73,976,893)	101,104,508
Share-based compensation expense	—	—	213,002	—	213,002
Net loss	—	—	—	(17,459,893)	(17,459,893)
Balance at September 30, 2024	74,998,312	$74,998	$175,219,405	$(91,436,786)	$83,857,617

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	282,762	—	282,762
Net loss	—	—	—	(6,308,318)	(6,308,318)
Balance at March 31, 2023	15,966,053	15,966	79,115,541	(50,398,697)	28,732,810
Share-based compensation expense	—	—	283,103	—	283,103
Net loss	—	—	—	(5,011,321)	(5,011,321)
Balance at June 30, 2023	15,966,053	15,966	79,398,644	(55,410,018)	24,004,592
Share-based compensation expense	—	—	254,949	—	254,949
Net loss	—	—	—	(5,874,686)	(5,874,686)
Balance at September 30, 2023	15,966,053	$15,966	$79,653,593	$(61,284,704)	$18,384,855
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(23,382,196)	$(17,194,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	14,750,000	—
Share-based compensation expense	610,046	820,814
Depreciation and amortization expense	7,947	9,476
Reduction in the carrying amount of operating lease right-of-use asset	16,503	51,967
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	328,119	1,062,681
Other assets	—	32,750
Accounts payable	(1,354,349)	891,478
Accrued expenses and other current liabilities	(609,494)	559,791
Operating lease liability	(16,278)	(55,078)
Cash used in operating activities	(9,649,702)	(13,820,446)
Cash flows from investing activities:
Acquired in-process research and development	(14,750,000)	—
Purchase of property and equipment	(7,316)	—
Cash used in investing activities	(14,757,316)	—
Cash flows from financing activities:
Proceeds from the sale of common stock and prefunded warrants, net	94,758,747	—
Cash provided by financing activities	94,758,747	—
Net increase (decrease) in cash and cash equivalents	70,351,729	(13,820,446)
Cash and cash equivalents at beginning of period	14,449,827	35,497,445
Cash and cash equivalents at end of period	$84,801,556	$21,676,999

Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$260,638	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a biopharmaceutical company advancing T cell engaging bispecific antibodies for solid tumors. The Company’s product candidates include CTIM-76, a Claudin 6 (“CLDN6”) x CD3 bispecific antibody (“bsAb”), CT-95, a Mesothelin (“MSLN”) x CD3 bsAb, and CT-202, a Nectin-4 x CD3 bsAb.

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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $91.4 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $84.8 million as of September 30, 2024 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024, and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023. The consolidated financial information as of December 31, 2023 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Ireland Ltd., the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At September 30, 2024, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $84.3 million.

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

Leases
The Company determines if an arrangement is a lease at inception. Balances recognized related to operating leases are included in operating lease right-of-use assets and operating lease liabilities in the condensed consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.

Acquired In-Process Research and Development Costs
Acquired in-process research and development (“IPR&D”) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. Payments for acquired IPR&D as well as future product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use under the accounting guidance for the asset. These payments are reflected as a component of research and development expense as well as an investing activity outflow on the Company’s condensed consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 8 for further discussion.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, acquired IPR&D, salaries, share-based compensation, and other operational costs related to the Company’s research and development activities.
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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
The Company classifies share-based compensation expense in its condensed consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Stock options	3,259,615	2,238,609
Warrants	5,860,000	5,860,000
	9,119,615	8,098,609

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$84,304,470	$84,304,470	$—	$—

		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$14,017,306	$14,017,306	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Compensation and benefits	$627,400	$652,804
Research and development costs	458,271	1,084,009
Professional fees	23,776	63,393
Other	89,758	8,493
Total	$1,199,205	$1,808,699

(6) Stockholders' Equity
Increase to Authorized Shares
On September 17, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other things, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of the Company’s common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. As of September 30, 2024, the Pre-Funded Warrants had not been exercised. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
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

At September 30, 2024, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 IPO	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	5,482,741	$0.001	No expiration
	11,342,741
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2024, 223,115 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2024, the Company granted inducement stock options covering 317,407 shares of the Company’s common stock to new employees.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to September 2034.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$25,811	$13,506	$21,765	$48,675
General and administrative	187,191	241,443	588,281	772,139
	$213,002	$254,949	$610,046	$820,814

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted to employees during the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
Expected stock price volatility	95.52%	91.98%
Risk-free interest rate	4.13%	3.86%
Expected term (in years)	6.00	6.00
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,164,031	$2.20	8.4	$260,688
Granted	1,230,604	$1.51
Forfeited	(135,020)	$1.30
Outstanding at September 30, 2024	3,259,615	$1.97	8.4	$1,715,314
Vested and exercisable at September 30, 2024	1,383,123	$2.77	7.5	$519,934
Vested and expected to vest at September 30, 2024	3,259,615	$1.97	8.4	$1,715,314
The weighted average fair value of share-based awards granted during the nine months ended September 30, 2024 and 2023 was $1.19 and $0.65, respectively. As of September 30, 2024, the unrecognized compensation cost related to outstanding share-based awards was $1.8 million and is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.
(8) Commitments and Contingencies, including License Agreements
Operating Lease

In February 2022, the Company commenced a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. In March 2023, the Company entered into a direct lease for this same office space that commenced on August 1, 2023. In March 2024, the Company amended the lease, which extended the expiration date to November 30, 2024. In July 2024, the Company further amended the lease, which is now set to expire on November 30, 2026 thus making the arrangement no longer qualify for the short-term lease exception under ASC 842. The Company also retains the right to renew the lease for up to two consecutive 12-month terms upon at least nine months advance notice to the landlord before any such successive renewal. These renewal options were not contemplated in the Company's calculation of its right of use asset and lease liability.

As of September 30, 2024, the operating lease right-of-use asset and the operating lease liabilities were each $0.2 million, which were estimated using a discount rate of 11%. As of September 30, 2024, the remaining term of the Company’s noncancellable operating lease was 2.2 years. Future minimum lease payments under the sublease are $0.3 million at September 30, 2024.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $31,000 and $18,000 for the three months ended September 30, 2024 and 2023, respectively. Rent expense related to the Company’s operating lease was approximately $93,000 and $63,000 for the nine months ended September 30, 2024 and 2023, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended September 30, 2024 and 2023, the Company provided contributions of approximately $9,000 and $7,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company provided contributions of approximately $50,000 and $62,000, respectively.

Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of ONA-XR. Upon completion of specific performance-based milestones under the Tyligand Process Development Agreement, in August 2021, the Company and Tyligand entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and was solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau. The Company retained rights in the rest of the world to commercialize ONA-XR. In August 2024, the Company and Tyligand mutually agreed to terminate the Tyligand License Agreement, and any ongoing payment obligations the Company may have had to Tyligand under the Tyligand Process Development Agreement.
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
Asset Purchase Agreement

On July 9, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company acquired CT-95 (formerly known as LNK-101), an MSLN x CD3 T cell engaging bispecific antibody, from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc.

Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia and Taiwan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore the Company expensed the one time payment as a component of research and development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Collaboration and Licensing Agreement with BioAtla

On September 23, 2024, the Company entered into a license agreement (the “BioAtla License Agreement”) with BioAtla, Inc. ("BioAtla"), pursuant to which the Company obtained an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies (the “BioAtla Assets”), including BA3362 (renamed by the Company as CT-202), BioAtla’s Nectin-4 x CD3 T cell engaging bispecific antibody.

As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.

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
Overview
We are a biopharmaceutical company advancing T cell engaging (“TCE”) bispecific antibodies for solid tumors. We are building an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 bsAb, CT-95, an MSLN x CD3 bsAb, and CT-202, a Nectin-4 x CD3 bsAb.

CTIM-76 is a CLDN6 x CD3 bispecific antibody that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. Investigational New Drug (“IND”)-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We anticipate dosing the first patient in the CTIM-76 Phase 1 trial by the end of 2024. We expect to share initial data for the CTIM-76 Phase 1 trial in the first half of 2026.

On September 23, 2024, we entered into a license agreement (the “BioAtla License Agreement”) with BioAtla, Inc. ("Bioatla"), pursuant to which we obtained an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies (the “BioAtla Assets”), including BA3362 (renamed by the Company as CT-202), BioAtla’s Nectin-4 x CD3 TCE bispecific antibody.

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla is eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions.

CT-202 targets Nectin-4, which is highly and frequently overexpressed in a variety of cancers. Nectin-4 is a clinically-validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a Conditionally Active Biologic T cell engager that is designed to be preferentially active within the tumor microenvironment. We expect to file an IND application for CT-202 in the middle of 2026.

On July 9, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we acquired CT-95 (formerly known as LNK-101), from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc. The FDA previously cleared the IND application for CT-95.

Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, we made a one-time payment to Link of $3.75 million.

CT-95 is an MSLN x CD3 bispecific antibody that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. One challenge in developing MSLN-targeted therapies has been the presence of MSLN fragments, also referred to as shed MSLN, found in both blood and the tumor microenvironment that can serve as a decoy or sink for MSLN-targeting antibodies. CT-95 is a fully humanized bispecific T cell engager that has a relatively low affinity but high avidity for membrane-bound MSLN, minimizing the impact of the shed MSLN. CT-95 is being developed as a therapy for advanced cancers associated with MSLN expression, including ovarian, lung, pancreatic, and mesothelioma. We expect to dose the first patient in the CT-95 Phase 1 trial in the first quarter of 2025. We expect to share initial data for the CT-95 Phase 1 trial in the middle of 2026.

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “Shares”) of our common stock at a purchase price of $1.55 per Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024. We expect to have sufficient cash and cash equivalents to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses through IND filing for CT-202, as well as our operations into 2027.

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

On February 29, 2024, we amended the Research Collaboration and License Agreement (the “Integral License Agreement”) with Integral Molecular, Inc. (“Integral”) to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $23.4 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $91.4 million.

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
We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:
•continue nonclinical studies and initiate clinical trials for CTIM-76, CT-95, CT-202, and for any additional product candidates that we may pursue;
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

As of September 30, 2024, we had cash and cash equivalents of $84.8 million, which we expect will be sufficient to fund our operations into 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”) that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and clinical studies;
•expenses incurred under agreements with contract manufacturing organizations, including manufacturing scale-up expenses, milestone-based payments, and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•fees paid to consultants who assist with research and development activities;
•license payments and acquisitions of IPR&D assets that have no alternative future use;
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

Other (Expense) Income
Other (expense) income is primarily due to the recognition of foreign currency gains or losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$16,825,198	$4,485,223	$12,339,975	275%
General and administrative	1,876,230	1,695,272	180,958	11%
Loss from operations	(18,701,428)	(6,180,495)	(12,520,933)	203%
Interest income	1,243,687	290,440	953,247	328%
Other (expense) income	(2,152)	15,369	(17,521)	(114)%
Net loss	$(17,459,893)	$(5,874,686)	$(11,585,207)	197%

Research and Development Expenses
Research and development expenses increased by approximately $12.3 million for the three months ended September 30, 2024 as compared to the same period in 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2024 as compared to the same period in 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
ONA-XR	$—	$(17,363)	$17,363	(100)%
CTIM-76	1,431,387	4,191,008	(2,759,621)	(66)%
CT-95	4,008,841	—	4,008,841	*
CT-202	11,016,442	—	11,016,442	*
Personnel-related costs	349,414	295,323	54,091	18%
Other research and development	19,114	16,255	2,859	18%
	$16,825,198	$4,485,223	$12,339,975	275%
* Percentage not meaningful

ONA-XR income of $17,363 for the three months ended September 30, 2023 was due to actual closeout costs incurred being less than the estimated close out costs recorded as of June 30, 2023, following our decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $2.8 million, primarily due to a decrease of $3.5 million in contract manufacturing costs and preclinical costs, partially offset by an increase of $0.8 million in clinical costs as a result of initiating our Phase 1 clinical trial. CT-95 expense of $4.0 million primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $0.2 million in other preclinical expenses incurred. CT-202 expense of $11.0 million primarily represents consideration paid under the BioAtla

License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, increased by approximately $0.1 million, primarily due to higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily driven by an increase in professional fees of $0.2 million for legal services incurred during the three months ended September 30, 2024.

Interest Income
Interest income increased by approximately $1.0 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to higher cash and cash equivalent balances due to the Private Placement.

Other (expense) income
Other expense was $2,152 for the three months ended September 30, 2024 as compared to other income of $15,369 for the same period in 2023, primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$20,182,960	$12,480,836	$7,702,124	62%
General and administrative	5,430,518	5,658,575	(228,057)	(4)%
Loss from operations	(25,613,478)	(18,139,411)	(7,474,067)	41%
Interest income	2,236,188	939,256	1,296,932	138%
Other (expense) income	(4,906)	5,830	(10,736)	(184)%
Net loss	$(23,382,196)	$(17,194,325)	$(6,187,871)	36%

Research and Development Expenses
Research and development expenses increased by approximately $7.7 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 as compared to the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
ONA-XR	$—	$1,904,088	$(1,904,088)	(100)%
CTIM-76	4,659,764	9,599,509	(4,939,745)	(51)%
CT-95	4,008,841	—	4,008,841	*
CT-202	11,016,442	—	11,016,442	*
Personnel-related costs	470,771	928,330	(457,559)	(49)%
Other research and development	27,142	48,909	(21,767)	(45)%
	$20,182,960	$12,480,836	$7,702,124	62%
* Percentage not meaningful

The decrease in ONA-XR expense of $1.9 million was due to the decision in March 2023 to discontinue the development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $4.9 million, primarily due to a decrease of $6.8 million in preclinical and contract manufacturing costs, partially offset by an increase of $1.7 million in clinical and regulatory costs as a result of initiating our Phase 1 clinical trial. CT-95 expense of $4.0 million primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $0.2 million in other preclinical expenses incurred. CT-202 expense of $11.0 million primarily represents consideration paid under the BioAtla License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, decreased by approximately $0.5 million, primarily due to lower average headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily driven by decreases in compensation and share-based compensation costs of $0.3 million and insurance expense of $0.2 million. These decreases were partially offset by an increase in professional fees of $0.2 million in the nine months ended September 30, 2024.

Interest Income
Interest income increased by approximately $1.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to higher cash and cash equivalent balances due to the Private Placement.

Other expense
Other expense was $4,906 for the nine months ended September 30, 2024 as compared to other income of $5,830 for the same period in 2023, primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2024, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of September 30, 2024, we had $84.8 million in cash and cash equivalents and an accumulated deficit of $91.4 million.

We expect our cash and cash equivalents at September 30, 2024 to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses through IND filing for CT-202, as well as our operations into 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(9,649,702)	$(13,820,446)
Cash used in investing activities	(14,757,316)	—
Cash provided by financing activities	94,758,747	—
Net increase (decrease) in cash and cash equivalents	$70,351,729	$(13,820,446)
Comparison of the Nine Months Ended September 30, 2024 and 2023
Operating Activities
During the nine months ended September 30, 2024, we used $9.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $23.4 million and a change in our operating assets and liabilities of $1.7 million, partially offset by in-process research and development charges of $14.8 million and non-cash share-based compensation expense of $0.6 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was primarily attributable to a one-time payment of $3.75 million made to Link to acquire the assets associated with CT-95 and a payment of $11.0 million under the BioAtla License Agreement for the development of CT-202. In addition, we used $7,000 of cash to purchase property and equipment.

We did not have cash flows from investing activities during the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024, financing activities provided $94.8 million, consisting of net proceeds from the sale of common stock and Pre-Funded Warrants in the Private Placement.

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

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024.
Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2024, the Company granted inducement stock options outside of the 2021 Long-Term Performance Incentive Plan covering 317,407 shares of the Company’s common stock to new employees (the "Inducement Grants") with a weighted average exercise price of $2.25 per share. Each respective Inducement Grants will vest as to 25% of the shares on the first anniversary of the date of grant and in successive equal monthly installments over the subsequent three years, subject to continued employment with the Company and the terms and conditions in the stock option agreement. The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. as amended through September 17, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on September 17, 2024).

3.2
Amended and Restated Bylaws of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 21, 2024).

10.1#
Asset Purchase Agreement, dated July 9, 2024, by and between Company and Link (assignment for the benefit of creditors), LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on July 10, 2024).

10.2†
Employment Agreement, dated August 1, 2024, between Context Therapeutics Inc. and Claudio Alberto Dansky Ullmann, M.D. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

10.3#
License Agreement, dated September 23, 2024, by and between the Company and BioAtla, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on September 23, 2024).

10.4†
Form of Stock Option Agreement (Inducement Grant) of Context Therapeutics Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

10.5†
Form of Stock Option Agreement under the Context Therapeutics Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: November 6, 2024

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)