Form 10-K
period 2024-12-31
Context Therapeutics Inc.
filed 2025-03-20
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $148.2 million based on the last reported sale price of the registrant's common stock on The Nasdaq Stock Market on June 28, 2024.
As of March 18, 2025, the registrant had 89,704,194 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
Risks Related to Our Business and Industry
•We have never been profitable and may never achieve or maintain profitability.
•We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•If we are unable to raise substantial additional capital on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.
•We may not be able to successfully integrate recent and future acquisitions.
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
•Inflation could adversely affect our business and results of operations.
Risks Related to Our Product Candidates
•Our business is dependent on the successful development, regulatory approval and commercialization of our therapeutic product candidates, CTIM-76, CT-95 and CT-202, which are in the early stages of development.
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
•We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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
•We expect that CTIM-76, CT-95 and CT-202 will be regulated as biological products, or biologics, and therefore they may be subject to competition from biosimilar applicants.
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
•the timing, progress and results of preclinical studies and clinical trials for CTIM-76, CT-95, CT-202 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug (“IND”) applications and final U.S. Food and Drug Administration (“FDA”) approval, as well as similar applications and approvals in foreign jurisdictions, of CTIM-76, CT-95, CT-202 and any other future product candidates;
•our ability to develop and advance CTIM-76, CT-95, CT-202 and any other future product candidates, and successfully complete clinical studies;
•our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, CT-95, CT-202, and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•the pricing and reimbursement of CTIM-76, CT-95, CT-202 and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of CTIM-76, CT-95, CT-202 and other product candidates we may develop;
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
The forward-looking statements made in this Form 10-K relate only to events or information as of the date of the Form 10-K (or any earlier date indicated in such statement). Although we are a public company and have
v

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

PART I.
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company advancing T cell engaging (“TCE”) bispecific antibodies (“bsAb”) for solid tumors. We are building an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a Claudin 6 (“CLDN6”) x CD3 TCE, CT-95, a Mesothelin (“MSLN”) x CD3 TCE, and CT-202, a Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE.
Our pipeline is shown below:
CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the U.S. Food and Drug Administration (the “FDA”) cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 trial in January 2025. We expect to share initial data for the CTIM-76 Phase 1 trial in the first half of 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We anticipate dosing the first patient in the CT-95 Phase 1 trial in the second quarter of 2025. We expect to share initial data for the CT-95 Phase 1 trial in the middle of 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate (“ADC”), but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We expect to file an IND application for CT-202 in the middle of 2026.

Beyond these product candidates, we continue to evaluate opportunities to expand our pipeline. We believe our team and capabilities position us to be a leader in developing novel therapies targeting solid tumors. We retain full worldwide development and commercialization rights to certain CTIM-76 patents in the field of bispecific antibodies, full worldwide development and commercialization rights to CT-95 patents, and full worldwide development and commercialization rights to certain CT-202 patents.

Our Strategy
Our goal is to deliver safe and effective selective cancer therapies for patient populations with significant unmet medical needs. Key elements of our strategy include:

•Rapidly advance our CTIM-76 and CT-95 clinical programs through Phase 1 proof of concept. We are currently evaluating CTIM-76 in a Phase 1 clinical trial and plan to provide preliminary data in the first half of 2026. Additionally, we anticipate dosing the first patient in the CT-95 Phase 1 trial in the second quarter of 2025 and plan to provide preliminary data in the middle of 2026.

•Rapidly advance our third program, CT-202, through preclinical development. We are currently advancing our CT-202 program through Good Manufacturing Practices (“GMP”) manufacturing and IND enablement.

•Seek opportunities to expand our pipeline of selective cancer drug candidates and targets. We intend to continue to seek opportunities to expand our TCE pipeline for solid tumors. If we identify targets that we deem to have high potential to address unmet medical needs, we may develop, in-license or acquire assets with therapeutic potential against those identified selective cancer targets.

•Evaluate strategic opportunities to potentially accelerate development timelines and enhance the commercial potential of our product candidates globally. We intend to leverage our TCE expertise to advance a novel pipeline. We plan to commercialize our product candidates in key markets, either alone or with strategic partners, and seek to maximize the worldwide commercial potential of our programs.

Our Product Pipeline and Development
CLDN6xCD3 TCE program: CTIM-76
Our clinical product candidate, CTIM-76, is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target that has high prevalence across many solid tumors and is absent from or expressed at low levels in healthy adult tissues.

We believe CTIM-76 has the potential to be a differentiated CLDN6 product candidate, due in part to: (i) its high selectivity for CLDN6 over Claudin 3 (“CLDN3”), Claudin 4 (“CLDN4”), and Claudin 9 (“CLDN9”); and (ii) its potential ability to target tumors with low, medium or high levels of CLDN6 expression, which could potentially result in a broader target population and greater commercial opportunity compared with other approaches.

Structure and Mechanism of Action

CLDN6 is an oncofetal protein that is normally present at higher levels during embryonic development. In normal, adult tissue, CLDN6 is turned off or has very low levels of expression due to epigenetic silencing. CLDN6 is thought to be reactivated by some cancers to adopt a more embryonic phenotype through the process of dedifferentiation.

The structural complexity of CLDN6 and its similarity to other Claudin proteins expressed on healthy tissue, particularly CLDN3, CLDN4, and CLDN9, make selectivity a key development challenge that must be addressed by CLDN6-targeting assets in development.

The figure below indicates that CTIM-76 is a highly selective and potent CLDN6 x CD3 TCE.

Market Opportunity

There is a significant global opportunity for the treatment of patients with tumors expressing CLDN6. CLDN6 is overexpressed in several cancers with significant unmet needs, including ovarian, non-small cell lung, colon, endometrial, breast, sarcoma and testicular, with expression being highest in ovarian, endometrial, and testicular adenocarcinomas.

Estimated incidence information for annual new cancer cases in the United States and CLDN6 expression rates for certain cancers with significant unmet needs are shown below. We estimate that greater than 50,000 patients per year in the United States have CLDN6- positive relapse/refractory (“R/R”) disease.

Initial indications of interest are based on: (i) CLDN6 prevalence; (ii) patient population size; (iii) observed clinical responses; and (iv) potential for accelerated development.

Selected Cancer indications	Incidence (US Only)	R/R Incidence	CLDN6 Positive	CLDN6 Med/High	Patient Population Based on R/R Incidence
Endometrial	65,900	14,000	51%[1]	22%[1]	7,140
Ovarian	19,900	12,800	44%[1]	25%[1]	5,632
Testicular	9,910	400	94%[1]	90%[1]	376
Non-Small Cell Lung	201,229	110,653	26%[1]	6%[1]	28,769
Colon	152,810	53,010	40%[2]	0%[2]	21,204
Breast	290,600	43,800	40%[2]	0%[2]	9,417
Sarcoma	17,100	12,390	20%[2]	10%[2]	2,478
Gastric	26,380	11,090	9%[1]	7%[1]	998

1 Context internal data; 2 Mackensen, Nature Medicine, 2023. Incidences based on public estimates; R/R or last-line patient population approximated by annual mortality; CLDN6 target prevalence is based on IHC or RNAseq from published reports. Patient population derived from midpoint of CLDN6 positive population multiplied by R/R incident population.

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting CLDN6, including BioNTech (BNT211), TORL (TORL-1-23), and Daiichi Sankyo (DS9606a), in various phases of clinical development, including ADC and

CAR T-cell approaches, we believe this target has been clinically validated. Whereas both ADC and CAR T-cell anti-CLDN6 approaches have required a substantial portion of tumor cells with high expression of CLDN6 for anti-tumor activity, we believe a T cell engager approach could potentially target tumors with varying levels of CLDN6 expression, including tumors with low levels of expression. Therefore, CTIM-76 could potentially capture a broader patient population and greater commercial opportunity.

Clinical Development Plan

We have an active IND for CTIM-76 with the FDA, and in January 2025, we announced that the first patient had been dosed in the Phase 1 clinical trial of CTIM-76, which is a dose escalation and expansion trial in patients with solid tumors likely to express CLDN6. In the dose escalation part of our Phase 1 trial, we expect to enroll patients with advanced unresectable or metastatic ovarian, endometrial or testicular cancer in increasing dose levels. The primary objective in dose escalation will be to evaluate the safety and tolerability of CTIM-76. In the expansion part of our Phase 1 trial, we plan to evaluate two doses in a single cancer type based upon dose escalation data. The primary objective in expansion will be to evaluate preliminary anti-tumor activity of CTIM-76 and to select a dose for future trials. CLDN6 expression will be required for enrollment in our Phase 1 trial for patients with ovarian and endometrial cancer. Due to high CLDN6 expression, prospective screening for testicular cancer will not be required.

Mesothelin x CD3 TCE program: CT-95
Our clinical product candidate, CT-95, is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. One challenge in developing MSLN-targeted therapies has been the presence of MSLN fragments, also referred to as shed or soluble MSLN (“sMSLN”), found in both blood and the tumor microenvironment that can serve as a decoy or sink for MSLN-targeting antibodies. CT-95 is a fully humanized bispecific T cell engager that has a moderate affinity but high avidity for membrane-bound MSLN, minimizing the impact of the sMSLN.

We believe CT-95 has the potential to be a differentiated MSLN product candidate, due in part to: (i) its ability to bind to the membrane-proximal side of MSLN, which has been shown to increase potency compared to a historic program from Harpoon Therapeutics (HPN536), potentially driving improved outcomes for patients; (ii) avidity enhancement to improve CT-95 residence in the tumor microenvironment and minimize the risk of cytokine release syndrome; and (iii) its potential ability to target tumors with low, medium or high levels of MSLN expression, which could potentially result in a broader target population and greater commercial opportunity compared with non-TCE approaches.

On July 9, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we acquired CT-95 (formerly known as LNK-101), from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc. The FDA previously cleared the IND application for CT-95.

Pursuant to the Asset Purchase Agreement, we purchased the assets of Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Japan and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the Transferred Assets, we made a one-time payment to Link of $3.75 million.

Structure and Mechanism of Action

MSLN is bound to tumor cells via a glycosylphosphatidylinositol (“GPI”) linker. Like many GPI-anchored proteins, MSLN can be cut into smaller fragments. The MSLN gene encodes a precursor that is cleaved into two products: a soluble N-terminal protein called megakaryocyte potentiating factor (MPF), and a membrane-bound fragment called full length mesothelin (“FL-MSLN”). FL-MSLN can then be further cleaved into even smaller sMSLN fragments. sMSLN serves as a competitive sink, preventing antibodies from binding to the tumor, which can lead to suboptimal drug exposure and efficacy.

CT-95 was designed to overcome the sMSLN sink through binding to membrane-proximal MSLN epitope and avidity enhancement. CT-95 exhibits moderate affinity for membrane-proximal MSLN but cooperative binding through bivalent binding of CT-95 to two MSLN epitopes results in high avidity binding of CT-95 to the tumor. This results in a potentially wide therapeutic window due to: (i) limited crosslinking by sMSLN, mitigating off-tumor T cell activation; and (ii) cooperative binding of MSLN on tumor surface to crosslink CD3, thereby activating T cells.

The figure below indicates that HPN-536 (Harpoon Therapeutics) binds to MSLN fragments in a dose proportional manner, limiting therapeutic exposure, whereas CT-95 does not lose potency in the same OVCAR-3 cell line model.

Market Opportunity

There is a significant global opportunity for the treatment of patients with tumors expressing MSLN. MSLN is overexpressed in several cancers with significant unmet needs, high grade serous ovarian, non-small cell lung, colon, esophageal, pancreatic carcinoma, endometrial, gastric, and mesothelioma, with expression being highest in high-grade serous ovarian cancer, pancreatic carcinoma, and mesothelioma.

Estimated incidence information for annual new cancer cases in the United States and MSLN expression rates for certain cancers with significant unmet needs are shown below. We estimate that greater than 100,000 patients per year in the United States have mesothelin-positive R/R disease.

Initial indications of interest are based on: (i) MSLN prevalence; (ii) patient population size; (iii) observed clinical responses; and (iv) potential for accelerated development.

Selected Cancer indications	Incidence (US Only)	R/R Incidence	MSLN Positive	MSLN Med/High	Patient Population Based on R/R Incidence
Non-Small Cell Lung	201,229	110,653	55%	36%	60,859
Pancreatic	66,440	51,750	80%	61%	41,400
Ovarian	19,900	12,800	90%	80%	11,520
Mesothelioma	3,000	2,500	70%	60%	1,750
Colon	152,810	53,010	41%	17%	21,734
Esophageal	22,370	16,130	41%	26%	6,613
Endometrial	65,900	14,000	45%	23%	6,300
Gastric	26,380	11,090	49%	23%	5,434
Breast (TNBC)	62,054	15,500	30%	18%	4,650
Cervical	13,820	4,360	42%	21%	1,831

Incidences based on public estimates; R/R or last-line patient population approximated by annual mortality; MSLN target prevalence is based on Simon et al, Biomedicines, 2021. Patient population derived from MSLN positive population multiplied by R/R incident population.

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting MSLN, including RemeGen Biosciences (RC88) and TCR2 Therapeutics (gavocabtagene autoleucel), in various phases of clinical development, including ADC and CAR T-cell approaches, we believe this target has been clinically validated. Whereas both ADC and CAR T-cell anti-MSLN approaches have required a substantial portion of tumor cells with high expression of MSLN for anti-tumor activity, we believe a T cell engager approach could potentially target tumors with varying levels of MSLN expression, including tumors with low levels of expression. Therefore, MSLN could potentially capture a broader patient population and greater commercial opportunity.

Clinical Development Plan

We have an active IND for CT-95 with the FDA. We anticipate dosing the first patient in the CT-95 Phase 1 trial in the second quarter of 2025, which is a dose escalation trial in patients with solid tumors likely to express MSLN. We expect to enroll patients with advanced unresectable or metastatic high grade serous ovarian cancer, pancreatic carcinoma, and mesothelioma. The primary objective in dose escalation will be to evaluate the safety and tolerability of CT-95. Expression of MSLN will not be required for enrollment in our Phase 1 trial; tumor tissue samples will be collected for retrospective biomarker assessment of MSLN expression by immunohistochemistry (“IHC”).

Nectin-4 x CD3 TCE program: CT-202
Our preclinical product candidate, CT-202, targets Nectin-4, which is highly and frequently overexpressed in a variety of cancers. Nectin-4 is a clinically-validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the acidic tumor microenvironment.

On September 23, 2024, we entered into a license agreement (the “BioAtla License Agreement”) with BioAtla, Inc. ("BioAtla"), pursuant to which we obtained an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies (the “BioAtla Assets”), including BA3362 (renamed by the Company as CT-202), BioAtla’s Nectin-4 x CD3 TCE.

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

We believe CT-202 has the potential to be a differentiated Nectin-4 product candidate, due in part to: (i) its ability to preferentially bind to Nectin-4 and CD3 in the low pH environment of tumor relative to pH neutral normal tissue, which has the potential to reduce the risk of dermatologic side effects associated with Nectin-4 expression in the skin; (ii) avidity enhancement to improve CT-202 residence in the tumor microenvironment and minimize the risk of cytokine release syndrome; and (iii) its potential ability to target tumors with low, medium or high levels of Nectin-4 expression, which could potentially result in a broader target population and greater commercial opportunity compared with non-TCE approaches.

Structure and Mechanism of Action

CT-202 incorporates logic gating through pH dependence and avidity enhancement which is intended to spare Nectin-4 in normal tissue. Because of its expression in healthy epidermal keratinocytes, sweat glands, and hair follicles, Nectin-4 targeted treatments are often associated with dermatological side effects. CT-202 incorporates pH dependent binding to both Nectin-4 and CD3 to minimize binding to healthy tissues and maximize binding and T cell activation within the tumor microenvironment.

CT-202 is avidity optimized to mitigate cytokine release syndrome risk. Cooperative Nectin-4 binding through bivalent binding to the tumor cell surface is intended to reduce T cell crosslinking in the absence of target. Steric hindrance of CD3 binding by Fc domain prevents T cell crosslinking by single CT-202 molecules.

The figure below indicates our two-pronged approach for CT-202 to overcome Nectin-4 expression in the skin and to generate robust antitumor responses while minimizing the risk of cytokine release syndrome.

Market Opportunity

There is a significant global opportunity for the treatment of patients with tumors expressing Nectin-4. Nectin-4 is overexpressed in several cancers with significant unmet needs, including bladder (urothelial), non-small cell lung, pancreatic, head and neck, esophageal, colorectal, gastric, and triple negative breast cancer (“TNBC”), with expression being highest in bladder, colorectal, and TNBC.

Estimated incidence information for annual new cancer cases in the United States and Nectin-4 expression rates for certain cancers with significant unmet needs are shown below. We estimate that greater than 125,000 patients per year in the United States have Nectin-4- positive R/R disease. Initial indications of interest are based on: (i) Nectin-4 prevalence; (ii) patient population size; and (iii) observed clinical responses.

Selected Cancer indications	Incidence (US Only)	R/R Incidence	Nectin-4 Positive	Nectin-4 Med/High	Patient Population Based on R/R Incidence
Non-Small Cell Lung	201,229	110,653	64%[1]	30%[1]	70,818
Colon	152,810	53,010	87%[1]	78%[1]	46,119
Pancreatic	66,440	51,750	71%[1]	37%[1]	36,743
Bladder (urothelial)	83,190	20,000	83%[1]	60%[1]	16,600
Breast (TNBC)	62,054	15,500	69%[1]	53%[1]	10,695
Head and Neck	54,000	12,000	59%[1]	18%[1]	7,080
Esophageal	22,370	16,130	55%[1]	24%[2]	8,872
Gastric	26,890	12,000	71%[3]	60%[3]	8,520
Ovarian	19,900	12,800	57%[4]	2%[4]	7,296

Incidences based on public estimates; R/R or last-line patient population approximated by annual mortality; Patient population derived from Nectin-4 positive population multiplied by R/R incident population. 1 Challita, Can Res, 2016; 2 Zhang, Oncol Lett, 2018; 3 Derycke, Am J Clin Pathol, 2010; 4 Kobecki, Int J Mol Sci, 2023

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting Nectin-4, including Pfizer (Padcev®) and Bicycle (BT8009), including ADC approaches, we believe this target has been clinically validated. Padcev is currently approved for locally advanced or metastatic urothelial carcinoma, which is associated with high levels of Nectin-4 expression. Whereas ADC Nectin-4 approaches require a substantial portion of tumor cells with high expression of Nectin-4 for anti-tumor activity, we believe a TCE approach could potentially target tumors with varying levels of MSLN expression, including tumors with low levels of expression. Therefore, MSLN could potentially capture a broader patient population and greater commercial opportunity.

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
In March 2020, we entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of ONA-XR. Upon completion of specific performance-based milestones under the Tyligand Process Development Agreement, in August 2021, we and Tyligand entered into a license agreement (the “Tyligand License Agreement”) whereby Tyligand was granted the exclusive right to ONA-XR and was solely responsible for the development and commercialization of ONA-XR in China, Hong Kong and Macau. We retained rights in the rest of the world to commercialize ONA-XR. In August 2024, we and Tyligand mutually agreed to terminate the Tyligand License Agreement, and any ongoing payment obligations we may have had to Tyligand under the Tyligand Process Development Agreement.
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bsAb for cancer therapy. Under the terms of the Integral License Agreement, we and Integral developed a CLDN6 bsAb that is intended to trigger the activation of T cells and eliminates cancer cells displaying CLDN6. We will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. As a part of the Integral License Agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement.
On March 20, 2023, we amended the Integral License Agreement (the “First Amendment”) to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third-party research funding obtained and used by Integral in connection with the development of CTIM-76.
On February 29, 2024, we further amended the Integral License Agreement to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.
As part of Amendment 2 to the Integral License Agreement (the "Second Amendment"), Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrowed the license grant from Integral to us to only cover CTIM-76, removed any further obligation of us to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.
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
Asset Purchase Agreement with Link
On July 9, 2024, we entered into the Asset Purchase Agreement pursuant to which we acquired CT-95 (formerly known as LNK-101), from Link, which succeeded to the assets of Link Immunotherapeutics Inc. The FDA previously cleared the IND application for CT-95.
Pursuant to the Asset Purchase Agreement, we purchased all of the Transferred Assets on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Japan and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, we made a one-time payment to Link of $3.75 million.
Collaboration and Licensing Agreement with BioAtla
On September 23, 2024, we entered into the BioAtla License Agreement with BioAtla, pursuant to which we obtained an exclusive, worldwide license to develop, manufacture and commercialize the BioAtla Assets, including BA3362 (renamed by the Company as CT-202), BioAtla’s Nectin-4 x CD3 TCE.
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
Menarini Clinical Trial Collaboration and Supply Agreement
On August 1, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Menarini Agreement”) with Berlin-Chemie AG - Menarini Group - (“Menarini”) related to ONA-XR. On March 21, 2023, we mutually terminated the Menarini Agreement, and the parties agreed to reasonably cooperate towards an orderly wind-down of the related clinical trial.
Commercialization
We retain full worldwide development and commercialization rights to certain CLDN6 patents in the field of bispecific antibodies, full worldwide development and commercialization rights to CT-95 patents, and full worldwide development and commercialization rights to certain CT-202 patents. We periodically evaluate out-license opportunities for our product candidates and seek to identify drug candidates for novel indications and/or patient subpopulations with an oncology focus that we might in-license. Our commercial plans and strategy for any of our programs may change as programs advance, markets change, and we receive more clinical data, and will depend on availability of current and future capital.
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
To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third-party contract manufacturers, including Lonza Sales AG (“Lonza Sales”) and Lonza AG (collectively, “Lonza”) and Just-Evotec Biologics, Inc. We continue to develop our supply chain for CTIM-76, CT-95 and CT-202, and intend to put in place additional framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.
On November 7, 2022, we entered into a License Agreement (the “Lonza CTIM-76 License Agreement”) with Lonza Sales. Under the terms of the Lonza CTIM-76 License Agreement, to the extent incorporated into CTIM-76, Lonza granted us a non-exclusive license to use certain proprietary Lonza intellectual property and systems for us to develop, manufacture and commercially exploit CTIM-76.
We shall pay certain royalties and annual payments in respect of the manufacturing and sale of CTIM-76, which amounts shall be determined by the party manufacturing CTIM-76 and ranges from a potential annual payment of up to less than $500,000 and a royalty on net sales from 0% up to a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CTIM-76 is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which CTIM-76 is being sold, the expiration of the licensed patents in the country in which CTIM-76 is being manufactured, and 10 years from the first commercial sales of CTIM-76 in such country of sale.
The Lonza CTIM-76 License Agreement continues until terminated, and we or Lonza may terminate the Lonza CTIM-76 License Agreement for uncured material breaches or insolvency of the other party. We can unilaterally terminate the Lonza CTIM-76 License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza CTIM-76 License Agreement upon certain actions by us.
The Lonza CTIM-76 License Agreement also contains customary representations, warranties, indemnification and other obligations of us and Lonza.
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
For CTIM-76, our CLDN6 x CD3 TCE, we are aware of several companies developing T cell engagers against CLDN6. Several TCE candidates are currently in clinical development, including those of Chugai Pharmaceutical (SAIL66), Beigene (BGB-B455), NovaRock Biotherapeutics (NBL028), Third Arc Bio (ARC101), and Xencor (XmAb541). We may face further competition from companies pursuing the development of product candidates that target CLDN6 through other modalities, including Daiichi Sankyo (DS9606), BioNTech (BNT211, BNT142), and TORL (TORL-1-23).

For CT-95, our MSLN x CD3 TCE, we are aware of several companies developing T cell engagers against MSLN. Several TCE candidates are currently in clinical development, including those of Johnson & Johnson (JNJ-7903421), Zymeworks (ZW171), and Amgen (AMG-305). We may face further competition from companies pursuing the development of product candidates that target MSLN through other modalities, including Pfizer (HBM-9033), RemeGen Biosciences (RC88), Outpace Bio (OPB-101), and Navrogen (NAV001, NAV008).

For CT-202, our Nectin-4 x CD3 TCE, we are aware of several companies developing T cell engagers against Nectin-4. Several TCE candidates are currently in clinical development, including those of Bicycle Therapeutics (BT7480). We may face further competition from companies pursuing the development of product candidates that target Nectin-4 through other modalities, including Pifzer (Padcev®), Bicycle Therapeutics (BT8009), Eli Lilly (LY4052031, LY4101174), Corbus Pharmaceuticals (CRB-701), Bio-Thera (BAT8007), Mabwell (PMW2821), Adcentrx (ADRX-0706), Rondo Therapeutics (RNDO-564), Aktis Oncology (AKY-1189), and Shanghai Henlius Biotech (HLX-309).

Intellectual property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending our patent rights. We retain full worldwide development and commercialization rights to certain CLDN6 antibody patents in the field of bispecific antibodies, full worldwide development and commercialization rights to CT-95 patents, and full worldwide development and commercialization rights to certain CT-202 patents. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology to protect our product candidates and continuing to innovate to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of March 1, 2025, the Integral Molecular, Inc. patent portfolio covering CTIM-76 and methods of use that we exclusively licensed pursuant to the Integral License Agreement includes two granted U.S. patents, three pending U.S. non-provisional applications, one pending International Patent Cooperation Treaty (“PCT”) application, granted patents in China, Eurasia, Japan, Saudi Arabia, Vietnam, and South Africa, and pending foreign applications in United Arab Emirates, Australia, Brazil, Canada, Chile, Europe, Hong Kong, Indonesia, Israel, India, South Korea, Mexico, New Zealand, Philippines, Singapore, Thailand, Taiwan and Ukraine. The U.S. patents are expected to expire in 2040 and 2043, subject to any extensions or disclaimers. We own two pending U.S. provisional applications covering CTIM-76 and methods of using it, which, if converted and issued, will expire in 2045, subject to any extensions or disclaimers.

As of March 1, 2025, we own the patent portfolio covering CT-95 and methods of use, which includes one U.S. patent, one pending U.S. non-provisional application, a pending U.S. provisional application, and pending foreign applications in Australia, Canada, Europe, Japan, and Taiwan. The U.S. patent is expected to expire in 2042, subject to any extensions or disclaimers.

As of March 1, 2025, the BioAtla patent portfolio covering CT-202 and methods of use that we exclusively licensed pursuant to the BioAtla License Agreement includes two pending U.S. non-provisional applications, a granted patent in Japan, and pending foreign applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Macau, Mexico, Singapore, Thailand, and Taiwan. The issued patent and any patents that grant from the pending applications are expected to expire from 2039 to 2041, subject to any extensions or disclaimers.

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
Government Regulation
Regulatory Pathway
We expect that CTIM-76, CT-95 and CT-202 will each be classified and regulated by the FDA as a biologic. We expect that any small molecule product that we may develop will be classified and regulated by the FDA as a drug. A new drug application (“NDA”) is required to introduce a drug into interstate commerce. A biologics license application (“BLA”) is required to introduce a biologic product into interstate commerce. The specific requirements of NDAs and BLAs include applicant information, product information, manufacturing information, pre-clinical data, clinical data, and labelling. The most important, time-consuming, and expensive aspect of preparing for a BLA or NDA is conducting clinical trials to demonstrate safety and effectiveness. The requirements of such clinical trials heavily influence the eventual allowable product label claims. The FDA has a performance goal as defined in the Prescription Drug User Fee Act of 10 months for a standard submission and six months for priority review. It is not uncommon for NDAs and BLAs to require medical advisory board review prior to the FDA granting marketing approval. A facility inspection verifying the manufacturing systems is also usually performed prior to FDA approval.
We have in the past used and intend to continue to utilize the services of third-party experts to supplement internal regulatory planning and implementation.
Ongoing FDA Regulation
After the FDA permits a product to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:
•the FDA’s quality system regulation (“QSR”), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations as of July 1, 2020. On January 1, 2023, California adopted the California Privacy Rights Act (“CPRA”), which amended the CCPA to enhance certain of the privacy protections for California consumers that were created by the CCPA. The enhancements include imposing additional compliance obligations for covered entities and removing certain exemptions previously available under the CCPA. While the California Attorney General retains civil enforcement authority, the CPRA also created the California

Privacy Protection Agency to implement and enforce the law. Since the CCPA, many other states have passed or are considering passing similar state privacy laws.

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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of PPACA, and there may be additional amendments to PPACA in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was passed, which among other things, allows for the Centers for Medicare & Medicaid Services (“CMS”) to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the IRA on our business is not yet known.
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

Human Capital
As of March 1, 2025, we had twelve full-time employees and no part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.
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
Facilities
Our principal office is located in Philadelphia, Pennsylvania, where we lease approximately 3,500 square feet of office space pursuant to a lease that expires on November 30, 2026, which lease renews at our option for two additional successive one-year periods should we provide the landlord with notice of extension at least 9 months before any such successive renewal. We believe our facility is adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
•continue and initiate clinical trials for product candidates;
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
We recently began our clinical trial for CTIM-76 and no clinical studies have begun on CT-95 or CT-202. It will be several years, if ever, before we obtain regulatory approval for a therapeutic product candidate, at which time any revenues for such product candidate will depend upon many factors, including market conditions, costs and effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the scope of intellectual property protection for such product candidate, and the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors.

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
The process of identifying product candidates and conducting preclinical and clinical trials is time consuming, expensive, uncertain and takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for CTIM-76, CT-95, CT-202 or any other future product candidates;
•clinical development plans we have established and may establish for CTIM-76, CT-95, CT-202 and any other future product candidates;
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
If we are not able to successfully integrate recent and future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.

Our recent obtainment of the rights to CT-202 and the acquisition of CT-95, and any other future acquisition that we may undertake, involve risks related to the integration of the acquired assets into the Company after the acquisition is completed. These risks include delays in development timelines, increased expenses, and assumption of undisclosed liabilities.
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
Investment in biopharmaceutical product development is a highly speculative endeavor and entails substantial upfront capital expenditures. There is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our product candidates and the therapeutic approach we are using are new and unproven. We had commenced Phase 2 human clinical trials for ONA-XR, but we ceased development of this product candidate and have only recently initiated clinical trials for one of our other product candidates, and we have not demonstrated an ability to successfully complete any clinical trials, obtain any required marketing approvals, manufacture products, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf.
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
We have vendors located outside of the United States that provide services relating to the development and manufacture of our product candidates, and as a result, we have had and expect to continue to have more significant foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar. A weakening U.S. dollar could increase our operating expenses, which would adversely impact our results of operations and financial position.
Inflation could adversely affect our business and results of operations.
While inflation in the United States has been relatively low in recent years, the economy in the United States has encountered a material level of inflation since 2021. Although inflation eased somewhat in 2024, it has raised our costs for commodities, labor, materials, and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with public health concerns, geopolitical developments, and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly, or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows.
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

Risks Related to our Product Candidates
Our business is dependent on the successful development, regulatory approval and commercialization of our therapeutic product candidates, CTIM-76, CT-95 and CT-202, which are in the early stages of development.
We have no products approved for sale. The success of our business, including our ability to finance our Company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of CTIM-76, CT-95 and CT-202, which may never occur.
In the future, we may also become dependent on other product candidates that we may develop or acquire; however, not all of our product candidates have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a cancer treatment sufficient to warrant approval for commercialization.
We have not previously submitted an NDA or BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Further, any future product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
We plan to seek regulatory approval to commercialize our current and any future product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our current and any future product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.
The clinical and commercial success of our current and any future product candidates will depend on a number of factors, including the following:
•our ability to raise additional required capital on acceptable terms, or at all;
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
•the results of our clinical trials;
•acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;
•our ability to consistently provide for manufacturing of our product candidates or future approved products, if any, on a timely basis;
•our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMPs”);

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
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or future approved products, if any;
•the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our product candidates or any future product candidates;
•our ability to successfully develop a commercial strategy and thereafter commercialize our current or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others, including through the potential out-licensing of our product candidates;
•competition from other applicants’ products authorized for marketing before or after we receive regulatory authorization, if any, for our product candidates;
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
These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business or achieve profitability.
Our innovative therapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
Our foundational science and product development approach are based on the selective targeting of solid-tumor cancers to elicit meaningful anticancer activity. We believe that this approach may offer an improved therapeutic effect by redirecting T-cell-mediated lysis toward malignant cells expressing the tumor antigens that are targeted (CLDN6, MSLN or Nectin-4). However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to develop therapeutics that effectively inhibit membrane protein targets is both preliminary and limited.

As such, we cannot assure you that even if we are able to develop cancer therapeutic candidates capable of redirecting T-cell-mediated lysis toward malignant cells, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.
Furthermore, no regulatory authority has granted approval for a T cell redirecting cancer therapy based on a selective targeting of CLDN6, MSLN or Nectin-4 positive cancers. As such, we believe the FDA has limited experience with evaluating our approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings.
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
We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Successful and timely completion of clinical trials will require that we identify and enroll a specified number of patients for each of our clinical trials. We may not be able to initiate or continue clinical trials for our current or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases that we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. The process of finding and recruiting patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved or authorized therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a specified number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays or difficulties in enrollment, or be required by the FDA or other regulatory authorities to increase our enrollment, which would result in the delay of completion of such trials beyond our expected timelines.
The success of our business depends primarily upon our ability to identify, develop and commercialize products using our proprietary technologies.
We recently initiated clinical trials for CTIM-76, anticipate dosing the first patient in the CT-95 Phase 1 trial in the second quarter of 2025, and CT-202 is still in the IND validation process. We may be unsuccessful in advancing any product candidate during clinical development or otherwise into clinical development or in identifying and developing additional product candidates.
Our ability to identify and develop product candidates is subject to the numerous risks associated with preclinical, clinical and early stage biopharmaceutical development activities, including that:
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
The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. For example, in 2024 we adjusted our guidance regarding the anticipated dosing of the first patient in the CTIM-76 Phase 1 trial.

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
As of March 1, 2025, we had twelve full-time employees. We also have various consultants who we rely on for research and development, business development and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time and resources to support the operations of our business, including our research and development activities, and the management of financial, accounting and reporting matters. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition and results of operations could be harmed.
Our future success depends on our ability to retain our Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Martin Lehr, our Chief Executive Officer, Dr. Claudio Dansky Ullmann, our Chief Medical Officer, Jennifer Minai-Azary, our Chief Financial Officer, and Alex Levit, our Chief Legal Officer.

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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our current and projected business operations, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequently, in March 2023, First Citizens BancShares acquired SVB.
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
In addition, a supplier or collaboration partner could be adversely affected by any of the liquidity risks that are described above. Any supplier or collaboration partner bankruptcy or insolvency, or the failure of any collaboration partner to make payments when due, or any breach or default by a supplier or collaboration partner, or the loss of any significant supplier or collaboration partner relationships, could result in material losses to us and may have a material adverse impact on our business.
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
Additionally, any disagreements or disputes over our counterparties’ obligations or intellectual property rights that we have licensed or acquired may prevent or impair our ability to develop any of our product candidates. If any counterparty fails to meet their obligations under these agreements or licenses or does not have the right to intellectual property rights that they may contractually claim to have, it could materially impact our development of such product candidate. While we may have the right to terminate the respective agreement or license and to maintain some or all of the related technology as well as some or all aspects of any intellectual property controlled by such counterparty, we may not be able to do so in a timely manner, at an acceptable cost or at all, and it may lead to litigation, arbitration or similar proceedings that may result in us incurring significant legal expenses and jeopardize our ability to continue development of the related product candidate. A dispute regarding, or termination of, one of these agreements or licenses for any reason also could prevent us from completing a transaction to sell or out-license a product candidate for which we have decided to discontinue development.
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
We have relied on and we expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (“CROs”), to conduct preclinical studies and clinical trials for product candidates. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on such third parties will not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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

If we, our collaborators, our CROs or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register certain ongoing clinical trials and post the results of such completed clinical trials on a government-sponsored database, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and do rely, and expect that we will continue to rely, on outside vendors, including vendors outside the United States, for at least a portion, if not all, of the manufacturing process of our current and any future product candidates that we or our collaborators develop.
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
Our research and product development programs and the potential commercialization of our current and any future product candidates will require substantial additional cash to fund expenses, and we expect that we will continue to seek collaborative arrangements, including the potential out-licensing of some or all of our product candidates, for the development and potential commercialization of some or all of our current and any future product candidates or the development of ancillary technologies.
We face significant competition in establishing relationships with appropriate collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product, an assessment of the opportunities and risks of our product candidates, the design or results of studies or trials, the likelihood of approval, if necessary, by the U.S. Department of Agriculture, the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and industry and market conditions generally.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics and pharmaceuticals, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of CLDN6, MSLN and Nectin-4 therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of product candidates based on the completed clinical trials, as the FDA often makes decisions consistent with the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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
We expect that CTIM-76, CT-95 and CT-202 will be regulated as biological products, or biologics, and therefore they may be subject to competition from biosimilar applicants.
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

Regulatory decisions implementing the Biologics Price Competition and Innovation Act may have a material adverse effect on the future commercial prospects for our biological products.
We believe that CTIM-76, CT-95 and CT-202, if approved in the United States as biological products under BLAs, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of any product candidate.
If and when our clinical trials for our current and any future product candidates are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA for the relevant product candidate. For example, the FDA may require that we conduct a comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. As well, in 2022 the Oncology Center of Excellence (OCE) of the FDA implemented Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development, which has impacted and could continue to impact our current and future clinical trials and significantly delay our development timelines and require substantially more resources.
The FDA may grant accelerated approval for a product candidate and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe an accelerated approval strategy may be warranted given the limited alternatives for patients that our product candidates target, but the FDA may ultimately require a Phase 3 clinical trial prior to approval. In addition, the standard of care may change with the use of currently approved products or the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidates are superior to the new products.
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
•the data collected from clinical trials of our current and any future product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
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
•a requirement to annually report drug samples that manufacturers and distributors provide to physicians, also known as the “Physician Payments Sunshine Act;”
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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
If the patent applications we hold or have in-licensed with respect to our current and future research and development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our technology or any products and product candidates that we or our collaborators develop, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our or our collaborators’ ability to commercialize our current and any future product candidates. Any such outcome could have a material adverse effect on our business.

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
Numerous United States, EU and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. For example, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain parts of the intellectual property included in CTIM-76. As well, we are aware of a pending patent application in the United States and certain foreign jurisdictions that, if issued, would expire in 2042, and that potentially covers certain parts of the intellectual property included in CTIM-76. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and any future product candidates may be subject to claims of infringement of the intellectual property rights of third parties.
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
We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect CTIM-76, CT-95, CT-202 and any future product candidates. Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to CTIM-76, CT-95, CT-202 and any future product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect CTIM-76, CT-95, CT-202 and any future product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.
Our ability to obtain and maintain patent protection for CTIM-76, CT-95, CT-202 and any future product candidates is uncertain due to a number of factors, including the following factors:
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
•our representatives or their agents may fail to apply for or maintain patents in a timely fashion; and
•despite our efforts to enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in patents and patent applications, an inventorship or ownership dispute could arise that may permit one or more third parties to practice our technologies or enforce our patent rights, including possible efforts to enforce patent rights against us.
Even if we have or obtain patents covering CTIM-76, CT-95, CT-202 and any future product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop a product candidate or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover CTIM-76, CT-95, CT-202 or any future product candidates or compositions. These patent applications may have priority over patent applications filed by us. For example, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain parts of the intellectual property included in CTIM-76. As well, we are aware of a pending patent application in the United States and certain foreign jurisdictions that, if issued, would expire in 2042, and that potentially covers certain parts of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, including challenging the validity of any such patents, we may not be successful in such efforts, and we also may not be able to obtain a license to such patents on commercially reasonable terms, or at all. If such patent is valid and not yet expired when, and if, we receive marketing approval for CTIM-76 we may need to seek a license to such patent, which may not be available on commercially reasonable terms or at all. Failure to receive a license to such patent, or other potentially relevant patents currently unknown to us, could delay the manufacture or commercialization of CTIM-76 or require us to incur additional payments and expenses, including legal fees, court issued damages or settlement costs.

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
Because we rely on third parties to manufacture our product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our current and potential product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our manufacturers, collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, are used inappropriately to create new inventions or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.
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
The market price for our common stock is likely to be volatile, in part because our shares have been traded publicly for only a few years. In addition, the market price of our common stock has and may continue to fluctuate significantly in response to several factors, most of which we cannot control, including:
•quarterly variations in our operating results compared to market expectations;
•adverse publicity about us, the industries we participate in or individual scandals;
•announcements of new offerings or significant price reductions by us or our competitors;
•stock price performance of our competitors;
•fluctuations in stock market prices and volumes;
•large purchases or sales causing stock price fluctuations due to low trading volumes;
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
Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On February 27, 2025, we received a letter from Nasdaq stating that the we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. This letter provides an initial 180 calendar day period, or until August 26, 2025, in which to regain compliance. We may request stockholder approval to undergo a reverse stock split in order to regain compliance with the $1.00 closing bid price requirement. If we do not regain compliance by August 26, 2025, we may be eligible for an additional 180-day grace period. If we fail to regain and maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet all other applicable continued listing requirements for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.
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
As a public company, we have incurred significant legal, accounting, insurance, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and ongoing periodic expenses in connection with the administration of our organizational structure. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Governance
Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and has tasked the Audit Committee with overseeing our cybersecurity program. As described above, we obtain periodic assessments of our cybersecurity program from independent third-party experts. Additionally, cybersecurity threats and incidents determined through our cybersecurity program to present potential material impacts to our financial results, operations, or reputation are required to be immediately reported to our Audit Committee in accordance with our escalation framework.
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
Item 2. Properties
Our corporate headquarters are located at 2001 Market Street, Suite 3915, Unit #15, Philadelphia, PA 19103, where we occupy approximately 3,500 square feet of office space pursuant to a lease that was set to expire on August 31, 2024 if we did not renew the lease for an additional year. In March 2024, we amended the lease to extend the expiration date to November 30, 2024. In July 2024, we further amended the lease, which now expires on November 30, 2026 and renews at our option for two additional successive one-year periods should we provide the landlord with notice of extension at least nine months before any such successive renewal.
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
Stockholders
As of March 18, 2025, we had 89,704,194 shares of common stock outstanding held by 48 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a clinical-stage biopharmaceutical company advancing TCE bispecific antibodies for solid tumors. We are building an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 TCE, CT-95, an MSLN x CD3 TCE, and CT-202, a Nectin-4 x CD3 TCE.

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 trial in January 2025. We expect to share initial data for the CTIM-76 Phase 1 trial in the first half of 2026.

On September 23, 2024, we entered into the BioAtla License Agreement with BioAtla, pursuant to which we obtained an exclusive, worldwide license to develop, manufacture and commercialize the BioAtla Asset, including BA3362 (renamed by the Company as CT-202), BioAtla’s Nectin-4 x CD3 TCE.

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

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate (“ADC”), but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We expect to file an IND application for CT-202 in the middle of 2026.

On July 9, 2024, we entered into the Asset Purchase Agreement pursuant to which we acquired CT-95 (formerly known as LNK-101), from Link, which succeeded to the assets of Link Immunotherapeutics Inc. The FDA previously cleared the IND application for CT-95.

Pursuant to the Asset Purchase Agreement, we purchased the Transferred Assets on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Japan and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the Transferred Assets, we made a one-time payment to Link of $3.75 million.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We anticipate dosing the first patient in the CT-95 Phase 1 trial in the second quarter of 2025. We expect to share initial data for the CT-95 Phase 1 trial in the middle of 2026.

On December 2, 2024, we entered into the ATM Sales Agreement with Agent. Pursuant to the terms of the ATM Sales Agreement, we may offer and sell ATM Shares having an aggregate offering amount of up to $75.0 million from time to time through the Agent. Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of ATM Shares sold under the ATM Sales Agreement. On December 23, 2024, the Company sold 14,705,882 shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million.

On May 1, 2024, we entered into the Purchase Agreement for the Private Placement of (i) 59,032,259 PIPE Shares at a purchase price of $1.55 per PIPE Share and (ii) Pre-Funded Warrants to purchase 5,482,741 Warrant Shares at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024.

On February 29, 2024, we amended the Integral License Agreement to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain parts of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt, convertible preferred stock, common stock and warrants. Our net loss was $26.7 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $94.8 million.

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

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•continue nonclinical studies and initiate clinical trials for CTIM-76, CT-95, CT-202 and for any additional product candidates that we may pursue;
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
As of December 31, 2024, we had cash and cash equivalents of $94.4 million, which we expect will be sufficient to fund our operations into 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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
•license payments and acquisitions of acquired in-process research and development assets that have no alternative future use;
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
Other Expense
Other expense is primarily due to the recognition of foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$22,701,335	$17,782,731	$4,918,604	28%
General and administrative	7,222,565	7,289,885	(67,320)	(1)%
Loss from operations	(29,923,900)	(25,072,616)	(4,851,284)	19%
Interest income	3,200,224	1,163,975	2,036,249	175%
Other expense	(1,428)	(55,570)	54,142	(97)%
Net loss	$(26,725,104)	$(23,964,211)	$(2,760,893)	12%
Research and Development Expenses
Research and development expenses increased by approximately $4.9 million for the year ended December 31, 2024 as compared to 2023. The following table summarizes our research and development expenses for the year ended December 31, 2024 as compared to 2023:

	Year ended December 31,
	2024	2023	$ Change	% Change
ONA-XR	$—	$1,889,220	$(1,889,220)	(100)%
CTIM-76	5,581,896	14,593,973	(9,012,077)	(62)%
CT-95	4,871,254	—	4,871,254	*
CT-202	11,151,496	—	11,151,496	*
Personnel-related costs	1,032,516	1,218,914	(186,398)	(15)%
Other research and development	64,173	80,624	(16,451)	(20)%
	$22,701,335	$17,782,731	$4,918,604	28%
* Percentage not meaningful
The decrease in ONA-XR expenses of $1.9 million was due to the decision in March 2023 to discontinue development of ONA-XR and focus on the development of CTIM-76. CTIM-76 expenditures decreased by $9.0 million, primarily due to decreases of $6.1 million in contract manufacturing costs mainly due to the completion of manufacturing activities in early 2024 and $5.0 million in preclinical costs as a result of the completion of IND-

enabling studies in early 2024. These decreases were partially offset by an increase of $2.0 million in clinical costs as a result of initiating our Phase 1 clinical trial. CT-95 expense of $4.9 million primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $1.1 million in other expenses, the majority of which were $0.6 million of clinical start up costs. CT-202 expense of $11.2 million primarily represents the $11.0 million consideration paid under the BioAtla License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, decreased by approximately $0.2 million, primarily due to lower average headcount over the prior year period.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million from $7.3 million for the year ended December 31, 2023 to $7.2 million for the year ended December 31, 2024. The decrease was primarily driven by a decrease in insurance expense of $0.2 million and salaries, benefits and stock-based compensation expense of $0.1 million. These decreases were partially offset by an increase in other administrative costs of $0.2 million.
Interest Income
Interest income increased by approximately $2.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to higher interest income earned on cash and cash equivalent balances due to the Private Placement and other sales of common stock.
Other Expense
Other expense decreased by approximately $0.1 million for the year ended December 31, 2024 as compared to 2023 primarily due to lower foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2024, we have funded our operations through the sale of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2024, we had $94.4 million in cash and cash equivalents and an accumulated deficit of $94.8 million.
We expect our cash and cash equivalents at December 31, 2024 to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses through IND filing for CT-202, as well as our operations into 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
Cash used in operating activities	$(14,556,434)	$(21,047,618)
Cash used in investing activities	(14,757,316)	—
Cash provided by financing activities	109,293,747	—
Net increase (decrease) in cash and cash equivalents	$79,979,997	$(21,047,618)

Comparison of the Years Ended December 31, 2024 and 2023
Operating Activities
During the year ended December 31, 2024, we used $14.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $26.7 million and a net change in our operating assets and liabilities of $3.5 million, partially offset by in-process research and development charges of $14.8 million and non-cash share-based compensation of $0.8 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
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
Investing Activities
During the year ended December 31, 2024, cash used in investing activities was primarily attributable to a payment of $11.0 million under the BioAtla License Agreement for the development of CT-202 and a one-time payment of $3.75 million made to Link to acquire the assets associated with CT-95.
We did not have cash flows from investing activities during the year ended December 31, 2023.
Financing Activities
During the year ended December 31, 2024, financing activities provided $109.3 million, consisting of net proceeds of $94.8 million from the sale of common stock and Pre-Funded Warrants in the Private Placement, as well as net proceeds of $14.5 million from the sale of common stock under our ATM Sales Agreement.
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

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, acquired IPR&D, salaries, share-based compensation, and other operational costs related to our research and development activities.
Costs for certain development activities, such as the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, are estimated based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although we do not expect our estimates to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.
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

Item 8. Financial Statements and Supplementary Data
Context Therapeutics Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Context Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Context Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey
March 20, 2025

Context Therapeutics Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$94,429,824	$14,449,827
Prepaid expenses and other current assets	3,466,160	1,597,384
Total current assets	97,895,984	16,047,211
Operating lease right-of-use asset	218,816	—
Property and equipment, net	11,959	15,524
Total assets	$98,126,759	$16,062,735
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,452,188	$2,383,016
Accrued expenses and other current liabilities	1,188,929	1,808,699
Operating lease liability - current	107,316	—
Total current liabilities	2,748,433	4,191,715
Operating lease liabilities - non-current	112,064	—
Total liabilities	2,860,497	4,191,715
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 89,704,194 and 15,966,053 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	89,704	15,966
Additional paid-in capital	189,956,252	79,909,644
Accumulated deficit	(94,779,694)	(68,054,590)
Total stockholders' equity	95,266,262	11,871,020
Total liabilities and stockholders' equity	$98,126,759	$16,062,735
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2024	2023
Operating expenses:
Research and development	$22,701,335	$17,782,731
General and administrative	7,222,565	7,289,885
Loss from operations	(29,923,900)	(25,072,616)
Interest income	3,200,224	1,163,975
Other expense	(1,428)	(55,570)
Net loss	$(26,725,104)	$(23,964,211)
Net loss per common share, basic and diluted	$(0.46)	$(1.50)
Weighted average shares outstanding, basic and diluted	58,416,141	15,966,053
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	15,966,053	$15,966	$78,832,779	$(44,090,379)	$34,758,366
Share-based compensation expense	—	—	1,076,865	—	1,076,865
Net loss	—	—	—	(23,964,211)	(23,964,211)
Balance at December 31, 2023	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	841,867	—	841,867
Sale of common stock and prefunded warrants in private placement, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Sale of common stock from ATM facility, net of offering costs of $480,268	14,705,882	14,706	14,505,026	—	14,519,732
Net loss	—	—	—	(26,725,104)	(26,725,104)
Balance at December 31, 2024	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262

The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,725,104)	$(23,964,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	14,750,000	—
Share-based compensation expense	841,867	1,076,865
Depreciation and amortization expense	10,881	12,044
Reduction in the carrying amount of operating lease right-of-use asset	41,822	51,967
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,868,776)	758,829
Other assets	—	32,750
Accounts payable	(946,096)	1,446,686
Accrued expenses and other current liabilities	(619,770)	(407,470)
Operating lease liability	(41,258)	(55,078)
Cash used in operating activities	(14,556,434)	(21,047,618)
Cash flows from investing activities:
Acquired in-process research and development	(14,750,000)	—
Purchase of property and equipment	(7,316)	—
Cash used in investing activities	(14,757,316)	—
Cash flows from financing activities:
Proceeds from the sale of common stock and prefunded warrants in private placement, net	94,758,747	—
Proceeds from the sale of common stock from ATM facility, net	14,535,000	—
Cash provided by financing activities	109,293,747	—
Net increase (decrease) in cash and cash equivalents	79,979,997	(21,047,618)
Cash and cash equivalents at beginning of year	14,449,827	35,497,445
Cash and cash equivalents at end of year	$94,429,824	$14,449,827

Supplemental disclosure of non-cash activities:
Unpaid offering costs in accounts payable	$15,268	$—
Right-of-use asset acquired under operating lease	$260,638	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company advancing T cell engaging (“TCE”) bispecific antibodies (“bsAb”) for solid tumors. The Company’s product candidates include CTIM-76, a Claudin 6 (“CLDN6”) x CD3 TCE, CT-95, a Mesothelin (“MSLN”) x CD3 TCE, and CT-202, a Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE.
The Company had also been developing onapristone extended release (“ONA-XR”). However, in March 2023, the Company announced its plan to discontinue the development of this product candidate and focus its efforts on the development of CTIM-76. All close-out costs associated with the ONA-XR program were recognized in research and development expense in 2023. The Company does not expect to incur future expenses related to this program.
The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $94.8 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $94.4 million as of December 31, 2024 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment which consists of the development of clinical and preclinical product candidates for the advancement of therapies to treat solid tumors. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Company’s segment based on net loss, which is reported on the income statement as net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to deploy capital at the Company. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, along with cash forecast models. The CODM is regularly provided with net loss and consolidated assets, which are reported on the consolidated statements of operations and consolidated balance sheets, respectively.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Operating Expenses:
ONA-XR	$—	$1,889,220
CTIM-76	5,581,896	14,593,973
CT-95	4,871,254	—
CT-202	11,151,496	—
Personnel-related costs	3,760,439	3,851,073
Professional fees	2,249,207	2,219,565
Share-based compensation	841,867	1,076,865
Interest income	(3,200,224)	(1,163,975)
Other segment items (a)	1,469,169	1,497,490
Segment and Net Loss	$26,725,104	$23,964,211

(a)Other segment items included in Segment loss mainly includes board fees, insurance, facilities and information technology costs.

The Company tracks outsourced development costs and other external research and development costs to specific product candidates on a program-by-program basis. However, it does not track internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents and accounts payable, approximate their fair values given their short-term nature.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At December 31, 2024, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $94.0 million.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2024, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.
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
Acquired In-Process Research and Development Costs
Acquired in-process research and development (“IPR&D”) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations. Payments for acquired IPR&D as well as future product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These payments are reflected as a component of research and development expense as an investing activity outflow on the Company’s consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 8 for further discussion.
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
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock that were issued in the private placement transaction in May 2024 (Note 6). Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as preferred stock, warrants and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Stock options	3,273,615	2,164,031
Warrants	5,860,000	5,860,000
	9,133,615	8,024,031
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted this standard for the Company’s year-ended 2024 annual reporting period. See above for additional disclosures added upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
Recently Issued but Not yet Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its disclosures.

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$93,949,553	$93,949,553	$—	$—

		December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$14,017,306	$14,017,306	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Compensation and benefits	$891,917	$652,804
Research and development costs	229,908	1,084,009
Professional fees	17,325	63,393
Other	49,779	8,493
Total	$1,188,929	$1,808,699

(6) Stockholders’ Equity
Increase to Authorized Shares
On September 17, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other things, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. As of December 31, 2024, the Pre-Funded Warrants had not been exercised. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
At-the-Market Facility
On December 2, 2024, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, the Company may offer and sell shares of the Company’s common stock, $0.001 par value per share (the “ATM Shares”), having an aggregate offering amount of up to $75.0 million from time to time through the Agent. Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On December 23, 2024, the Company sold 14,705,882 shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million.
Warrants for Common Stock
At December 31, 2024, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	5,482,741	$0.001	No expiration
	11,342,741

(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of December 31, 2024, 209,115 shares remained available for future grants.
In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the year ended December 31, 2024, the Company granted inducement stock options covering 317,407 shares of the Company’s common stock to new employees.
Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is 10 years. The expiration dates of the outstanding share-based awards range from January 2028 to October 2034.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Research and development	$61,121	$61,545
General and administrative	780,746	1,015,320
	$841,867	$1,076,865
The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option awards granted during 2024 and 2023 were as follows:

	2024	2023
Expected stock price volatility	95.54%	91.98%
Expected term (in years)	6.00	6.00
Risk-free interest rate	4.13%	3.86%
Expected dividend yield	—	—
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

The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,164,031	$2.20	8.4	$260,688
Granted	1,244,604	$1.51
Forfeited	(135,020)	$1.30
Outstanding at December 31, 2024	3,273,615	$1.97	8.2	$176,045
Vested and exercisable at December 31, 2024	1,466,077	$2.69	7.2	$92,875
Vested and expected to vest at December 31, 2024	3,273,615	$1.97	8.2	$176,045
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the years ended December 31, 2024 and 2023 was $1.19 and $0.65, respectively. As of December 31, 2024, the unrecognized compensation cost related to outstanding share-based awards was $1.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

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
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bsAb for cancer therapy. Under the terms of the Integral License Agreement, Integral and the Company developed a CLDN6 bsAb that is intended to trigger the activation of T cells and eliminate cancer cells displaying CLDN6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired in-process research and development. As a part of the Integral License Agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55.0 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement.
On March 20, 2023, the Company amended the Integral License Agreement (the “First Amendment”) to remove the previously agreed to second milestone payment and to change the amount of the third milestone payment to increase such payment by the amount of the prior second milestone payment and to add payment for third-party research funding obtained and used by Integral in connection with the development of CTIM-76.

On February 29, 2024, the Company further amended the Integral License Agreement (the "Second Amendment") to reflect updated financial terms. Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrowed the license grant from Integral to the Company to only cover CTIM-76, removed any further obligation to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.
Asset Purchase Agreement
On July 9, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company acquired CT-95 (formerly known as LNK-101), an MSLN x CD3 T cell engaging bispecific antibody, from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc.
Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Taiwan and Japan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore the Company expensed the one time payment as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2024.
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
As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.
Research and Development Arrangements
In the course of normal business operations, the Company enters into agreements with investigative sites and contract research organizations to assist in the performance of research and development activities and contract manufacturers to assist with chemistry, manufacturing, and controls-related expenses. Expenditures to contract research organizations represent a significant cost in clinical development for the Company. The Company could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of cash.
Operating Leases
In February 2022, the Company commenced a noncancellable operating sublease for corporate office space in Philadelphia, Pennsylvania. In March 2023, the Company entered into a direct lease for this same office space that commenced on August 1, 2023. In March 2024, the Company amended the lease to extend the expiration date to November 30, 2024. In July 2024, the Company further amended the lease, which is now set to expire on November 30, 2026, thus making the arrangement no longer qualify for the short-term lease exception under ASC 842. The Company also retains the right to renew the lease for up to two consecutive 12-month terms upon at least nine months advance notice to the landlord before any such successive renewal. These renewal options were not contemplated in the Company's calculation of its right of use asset and lease liability.
As of December 31, 2024, the operating lease right-of-use asset and the operating lease liabilities were each approximately $0.2 million, which were estimated using a discount rate of 11%. As of December 31, 2024, the remaining term of the Company’s noncancellable operating lease was 1.92 years. Future minimum lease payments under the lease are $0.2 million at December 31, 2024.
The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $125,000 and $94,000 for the years ended December 31, 2024 and 2023, respectively.
Employee Benefit Plans
The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the years ended December 31, 2024 and 2023, the Company provided contributions of approximately $60,000 and $66,000, respectively.
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes no matters existed at either December 31, 2024 or 2023 that will have a material impact to the Company’s financial position, results of operations or cash flows.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors and officers insurance. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

(9) Income Taxes
The Company is a corporation and is subject to federal, state and local corporate income taxes which have been provided for in the consolidated financial statements based upon ASC 740. Context BioPharma, Inc. has always been subject to corporate income taxes.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023. The Company had also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$9,318,875	$7,749,636
Research and development credits	1,765,100	1,231,315
Capitalized research and development Section 174 expense	8,268,682	6,799,428
Share-based compensation	1,094,621	843,345
Amortization	4,258,804	—
Other accruals	299,517	201,671
Gross deferred tax assets	25,005,599	16,825,395
Deferred tax liabilities:
Prepaid expenses	(243,408)	(215,507)
Property and equipment	(2,799)	(4,585)
Net deferred tax assets	24,759,392	16,605,303
Less: valuation allowance	(24,759,392)	(16,605,303)
	$—	$—
In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $8.2 million and $7.4 million during the years ended December 31, 2024 and 2023, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.5	7.8
Research and development credit	2.0	2.2
Change in valuation allowance	(30.5)	(31.0)
Effective income tax rate	—%	—%
The following table summarizes carryforwards of federal, state and local net operating losses (“NOL”) and research tax credits:

	December 31,
	2024	2023
NOL carryforwards—Federal	$33,850,215	$27,502,184
NOL carryforwards—State	33,934,258	27,502,184
NOL carryforwards—Local	18,967,829	19,390,882
Research tax credits—Federal	1,765,100	1,231,315

The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes; however, all federal NOL carryforwards generated subsequent to January 1, 2018 are able to be carried forward indefinitely. Local NOL carryforwards expire after three years with the 2022 NOL set to expire in 2025. As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of $1.8 million and $1.2 million, respectively, that will begin to expire in 2037, unless previously utilized.
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
As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. Due to NOLs and tax credit carryforwards that remain unutilized, income tax returns for tax years from all years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
As of December 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the captions “Information regarding Committees of the Board of Directors,” “Information regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports.”

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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the captions “Executive Compensation” and “Director Compensation.”
.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the captions “Transactions with Related Persons” and “Director Compensation.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the caption “Proposal 1–Ratification of Selection of Independent Registered Public Accounting Firm.”

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

4.1	Form of Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

4.4*	Description of Securities of Context Therapeutics Inc.

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

10.4†	Context Therapeutics LLC 2015 Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

10.5†
Context Therapeutics Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

Exhibit No.	Description of Exhibit
10.6†
Form of Stock Option Agreement under the Context Therapeutics Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

10.7†
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

10.9†
Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

10.10†
Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on November 1, 2021).

10.11
Securities Purchase Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

10.12
Registration Rights Agreement, dated December 1, 2021, by and between Context Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on December 2, 2021).

10.13†
Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2022).

10.14#
Development and Manufacturing Services Agreement, dated November 7, 2022, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.15*#	First Amendment to the Development and Manufacturing Services Agreement, dated January 9, 2025, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc.

10.16#
License Agreement, dated November 7, 2022, between Lonza Sales AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.17
Securities Purchase Agreement, dated May 1, 2024, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

10.18
Registration Rights Agreement, dated May 1, 2024, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

10.19*#	Master Services Agreement, dated October 8, 2021, by and between Link Immunotherapeutics, Inc. and Just - Evotec Biologics, Inc. (as assigned to the Company on July 9, 2024)

10.20#
Asset Purchase Agreement, dated July 9, 2024, by and between Company and Link (assignment for the benefit of creditors), LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on July 10, 2024).

10.21†
Employment Agreement, dated August 1, 2024, between Context Therapeutics Inc. and Claudio Alberto Dansky Ullmann, M.D. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

10.22†
Form of Stock Option Agreement (Inducement Grant) of Context Therapeutics Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

Exhibit No.	Description of Exhibit
10.23†
Form of Stock Option Agreement under the Context Therapeutics Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 7, 2024).

10.24#
License Agreement, dated September 23, 2024, by and between the Company and BioAtla, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on September 23, 2024).

10.25
Sales Agreement, dated as of December 2, 2024, by and between Context Therapeutics Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on December 2, 2024).

19*	Context Therapeutics Inc. Insider Trading Policy

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

23.1*	Consent of CohnReznick LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

97	Context Therapeutics Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 21, 2024).

101
The following financial statements from Context Therapeutics Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements and (vi) information regarding trading arrangements set forth in Part II, Item 9B.

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

CONTEXT THERAPEUTICS INC.
	By:	/s/ Martin Lehr
Martin Lehr
March 20, 2025		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin Lehr	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Martin Lehr

/s/ Jennifer Minai-Azary	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025
Jennifer Minai-Azary

/s/ Andy Pasternak	Chairman of the Board and Director	March 20, 2025
Andy Pasternak

/s/ Philip Kantoff	Director	March 20, 2025
Philip Kantoff

/s/ Karen Smith	Director	March 20, 2025
Karen Smith

/s/ Jennifer Evans Stacey	Director	March 20, 2025
Jennifer Evans Stacey

/s/ Luke Walker	Director	March 20, 2025
Luke Walker

/s/ Linda West	Director	March 20, 2025
Linda West