Form 10-Q
period 2025-03-31
Context Therapeutics Inc.
filed 2025-05-07
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding at May 5, 2025 was 89,704,194 shares.

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
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug ("IND") applications and final U.S. Food and Drug Administration (“FDA”) approval, as well as similar applications and approvals in foreign jurisdictions, of CTIM-76, CT-95, CT-202 and any other future product candidates;
•    our ability to develop and advance CTIM-76, CT-95, CT-202 and any other future product candidates, and successfully complete clinical studies;
•    our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, CT-95, CT-202 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•    the pricing and reimbursement of CTIM-76, CT-95, CT-202 and other product candidates we may develop, if approved;
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

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for CTIM-76, our Claudin 6 (“CLDN6”) x CD3 T cell engaging (“TCE”) bispecific antibody, CT-95, our Mesothelin (“MSLN”) x CD3 TCE, and CT-202, our Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$89,352,227	$94,429,824
Prepaid expenses and other current assets	3,378,600	3,466,160
Total current assets	92,730,827	97,895,984
Property and equipment, net	41,852	11,959
Operating lease right-of-use lease asset	192,804	218,816
Total assets	$92,965,483	$98,126,759
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,001,283	$1,452,188
Accrued expenses and other current liabilities	787,776	1,188,929
Operating lease liability - current	111,098	107,316
Total current liabilities	1,900,157	2,748,433
Operating lease liability - non-current	82,608	112,064
Total liabilities	1,982,765	2,860,497
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 89,704,194 shares issued and outstanding at March 31, 2025 and December 31, 2024	89,704	89,704
Additional paid-in capital	190,249,969	189,956,252
Accumulated deficit	(99,356,955)	(94,779,694)
Total stockholders' equity	90,982,718	95,266,262
Total liabilities and stockholders' equity	$92,965,483	$98,126,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,462,991	$1,973,209
General and administrative	2,066,152	1,850,292
Loss from operations	(5,529,143)	(3,823,501)
Interest income	958,517	152,351
Other (expense) income	(6,635)	3,353
Net loss	$(4,577,261)	$(3,667,797)
Net loss per common share, basic and diluted	$(0.05)	$(0.23)
Weighted average shares outstanding, basic and diluted	95,186,935	15,966,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	$89,704	$190,249,969	$(99,356,955)	$90,982,718

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	$15,966	$80,149,651	$(71,722,387)	$8,443,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,577,261)	$(3,667,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	293,717	240,007
Depreciation and amortization expense	4,055	2,568
Reduction in the carrying amount of operating lease right-of-use asset	26,012	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	87,560	647,895
Accounts payable	(435,637)	(337,652)
Accrued expenses and other current liabilities	(401,153)	(1,245,641)
Operating lease liability	(25,674)	—
Cash used in operating activities	(5,028,381)	(4,360,620)
Cash flows from investing activities:
Purchase of property and equipment	(33,948)	—
Cash used in investing activities	(33,948)	—
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	(15,268)	—
Cash used in financing activities	(15,268)	—
Net decrease in cash and cash equivalents	(5,077,597)	(4,360,620)
Cash and cash equivalents at beginning of period	94,429,824	14,449,827
Cash and cash equivalents at end of period	$89,352,227	$10,089,207
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $99.4 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $89.4 million as of March 31, 2025 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024. The consolidated financial information as of December 31, 2024 included herein has been derived from the annual audited consolidated financial statements.
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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to deploy capital at the Company. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, along with cash forecast models. The CODM is regularly provided with net loss and consolidated assets, which are reported on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated balance sheets, respectively.

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating Expenses:
CTIM-76	$1,060,759	$1,890,091
CT-95	765,030	—
CT-202	983,573	—
Personnel-related costs	1,356,134	789,339
Professional fees	643,222	590,497
Share-based compensation	293,717	240,007
Other segment items (a)	426,708	313,567
Loss from operations	(5,529,143)	(3,823,501)
Interest Income	958,517	152,351
Other (expense) income	(6,635)	3,353
Segment and Net Loss	$(4,577,261)	$(3,667,797)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At March 31, 2025, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $88.9 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024 , there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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
The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. The Company lacks Company-specific historical and implied volatility information. Therefore, management estimates the expected share price volatility based on a weighted average of the Company’s historical volatility and historical volatilities of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded share price. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock that were issued in the private placement transaction in May 2024 (Note 6). Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as preferred stock, warrants (excluding pre-funded warrants) and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Stock options	5,458,875	2,802,932
Warrants	5,860,000	5,860,000
	11,318,875	8,662,932

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company’s adoption of this pronouncement did not have a material effect on the Company’s disclosures.

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$88,897,068	$88,897,068	$—	$—

		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$93,949,553	$93,949,553	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Compensation and benefits	$237,708	$891,917
Research and development costs	402,227	229,908
Professional fees	70,504	17,325
Other	77,337	49,779
Total	$787,776	$1,188,929

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. As of March 31, 2025, the Pre-Funded Warrants had not been exercised. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
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
At March 31, 2025, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	5,482,741	$0.001	No expiration
	11,342,741
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of March 31, 2025, 1,658,022 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2025, the Company granted inducement stock options covering 46,000 shares of the Company’s common stock to new employees.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to March 2035.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Research and development	$47,070	$(7,337)
General and administrative	246,647	247,344
	$293,717	$240,007

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Expected stock price volatility	111.56%	94.70%
Risk-free interest rate	4.42%	4.26%
Expected term (in years)	6.07	6.08
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,273,615	$1.97	8.2	$176,045
Granted	2,185,260	$0.81
Forfeited	—
Outstanding at March 31, 2025	5,458,875	$1.51	8.4	$—
Vested and exercisable at March 31, 2025	1,784,959	$2.43	6.5	$—
Vested and expected to vest at March 31, 2025	5,458,875	$1.51	8.4	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the three months ended March 31, 2025 and 2024 was $0.69 and $0.84, respectively. As of March 31, 2025, the unrecognized compensation cost related to outstanding share-based awards was $2.8 million and is expected to be recognized as expense over a weighted-average period of approximately 3.2 years.
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

As of March 31, 2025, the operating lease right-of-use asset and the operating lease liabilities were each $0.2 million, which were estimated using a discount rate of 11%. As of March 31, 2025, the remaining term of the Company’s noncancellable operating lease was 1.67 years. Future minimum lease payments under the sublease are $0.2 million at March 31, 2025.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $32,000 and $31,000 for the three months ended March 31, 2025 and 2024, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended March 31, 2025 and 2024, the Company provided contributions of approximately $49,000 and $29,000, respectively.

Collaboration Agreement with Tyligand Bioscience
In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of onapristone extended release (“ONA-XR”). In August 2024, the Company and Tyligand mutually agreed to terminate the license agreement previously entered into between the parties in August 2021, and further agreed to terminate any ongoing payment obligations the Company may have had to Tyligand under the Tyligand Process Development Agreement.
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

On February 29, 2024, the Company further amended the Integral License Agreement (the “Second Amendment”) to reflect updated financial terms. Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Second Amendment also narrowed the license grant from Integral to the Company to only cover CTIM-76, removed any further obligation to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.

Asset Purchase Agreement

On July 9, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company acquired CT-95 (formerly known as LNK-101), an MSLN x CD3 TCE engaging bsAb, from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc.

Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Taiwan and Japan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore the Company expensed the one time payment as a component of research and development expense in the condensed consolidated statements of operations for the three months ended September 30, 2024.

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

As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the condensed consolidated statements of operations for the three months ended September 30, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
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

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share initial data for the CT-95 Phase 1 trial in the middle of 2026.

On May 1, 2025, we provided notice of termination without cause to Dr. Claudio Dansky Ullmann, our chief medical officer, to be effective as of May 10, 2025. On May 1, 2025, Dr. Karen Smith, one of our directors, was appointed interim chief medical officer and will serve in such role until Dr. Dansky Ullmann’s permanent replacement is identified.

On December 2, 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million from time to time through the Agent (the “ATM Shares”). Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of ATM Shares sold under the ATM Sales Agreement. On December 23, 2024, we sold 14,705,882 shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million.

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024.

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

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $4.6 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $99.4 million.

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

As of March 31, 2025, we had cash and cash equivalents of $89.4 million, which we expect will be sufficient to fund our operations into 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$3,462,991	$1,973,209	$1,489,782	76%
General and administrative	2,066,152	1,850,292	215,860	12%
Loss from operations	(5,529,143)	(3,823,501)	(1,705,642)	45%
Interest income	958,517	152,351	806,166	529%
Other (expense) income	(6,635)	3,353	(9,988)	(298)%
Net loss	$(4,577,261)	$(3,667,797)	$(909,464)	25%

Research and Development Expenses
Research and development expenses increased by approximately $1.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The following table summarizes our research and development expenses for the three months ended March 31, 2025 as compared to the same period in 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
CTIM-76	$1,060,759	$1,890,091	$(829,332)	(44)%
CT-95	765,030	—	765,030	*
CT-202	983,573	—	983,573	*
Personnel-related costs	590,037	78,869	511,168	648%
Other research and development	63,592	4,249	59,343	1397%
	$3,462,991	$1,973,209	$1,489,782	76%
* Percentage not meaningful

CTIM-76 expenditures decreased by $0.8 million, primarily due to a decrease of $1.4 million in contract manufacturing costs and preclinical costs, partially offset by an increase of $0.8 million in clinical costs as a result of initiating our Phase 1 clinical trial. CT-95 expense of $0.8 million primarily represents approximately $0.5 million in clinical costs and $0.2 million in preclinical expenses incurred. CT-95 was acquired from Link in July 2024. CT-202 expense of $1.0 million primarily represents $0.7 million in contract manufacturing costs and $0.3 million in preclinical expenses incurred. We entered into the BioAtla License Agreement in September 2024. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, increased by approximately $0.5 million, primarily due to higher headcount over the prior year period.

Other research and development expense increased by approximately $0.1 million, primarily due to higher allocated expenses as a result of higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.2 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily driven by a $0.1 million increase in salaries and personnel related costs, mainly due to higher headcount and compensation adjustments. Professional fees also increased by approximately $0.1 million as compared to the same period in 2024.

Interest Income
Interest income increased by approximately $0.8 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to higher cash and cash equivalent balances due to the Private Placement.

Other (expense) income
Other expense was approximately $7,000 for the three months ended March 31, 2025, as compared to other income of approximately $3,000 for the same period in 2024, primarily due to higher foreign currency losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2025, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of March 31, 2025, we had $89.4 million in cash and cash equivalents and an accumulated deficit of $99.4 million.

We expect our cash and cash equivalents at March 31, 2025 to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses through IND filing for CT-202, as well as our operations into 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic transactions or marketing, or distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(5,028,381)	$(4,360,620)
Cash used in investing activities	(33,948)	—
Cash used in financing activities	(15,268)	—
Net decrease in cash and cash equivalents	$(5,077,597)	$(4,360,620)
Comparison of the Three Months Ended March 31, 2025 and 2024
Operating Activities
During the three months ended March 31, 2025, we used $5.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $4.6 million and a change in our operating assets and liabilities of $0.8 million, partially offset by non-cash share-based compensation expense of $0.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2025, we used approximately $34,000 of cash in operating activities to purchase property and equipment.

We did not have cash flows from investing activities during the three months ended March 31, 2024.

Financing Activities

During the three months ended March 31, 2025, we used approximately $15,000 of cash in financing activities related to the payment of remaining offering costs from the sale of ATM Shares under our ATM Sales Agreement.

We did not have cash flows from financing activities during the three months ended March 31, 2024.
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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.
Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements found elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025. Except for the addition of a new risk factor as set forth below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. Tariffs on imports from nations from whom we procure raw materials used in the manufacturing process, clinical supplies or other required products are likely to increase the difficulty and cost of our research and development, and/or could require us to incur significant costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

In addition, in response to these tariffs, other countries have threatened, announced or implemented retaliatory tariffs on U.S. goods. Political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

Changes to United States federal regulatory agencies may cause disruptions and delays in government approval processes and regulations relating to our product candidates.

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency, tasked with eliminating regulations, cutting expenditures, and restructuring federal agencies. Any future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related U.S. government agencies. These budgetary pressures may result in a reduced ability by the FDA and others to perform their respective roles.

Robert F. Kennedy Jr., the Secretary of the U.S. Department of Health and Human Services ("HHS"), which oversees the FDA, has previously stated his intent to reform, downsize or restructure these agencies. For example, HHS has announced a workforce reduction of 19% at the FDA, and the FDA has released a plan to phase out animal testing requirements in preclinical safety studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our current or any future product candidates may not achieve regulatory approval. Even if we are successful in achieving regulatory approval for one of more of our product candidates, such approval could be significantly delayed by changes at the FDA.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2025, the Company granted inducement stock options outside of the 2021 Long-Term Performance Incentive Plan covering 46,000 shares of the Company’s common stock to new employees (the “Inducement Grants”) with a weighted average exercise price of $0.83 per share. Each respective Inducement Grants will vest as to 25% of the shares on the first anniversary of the date of grant and in successive equal monthly installments over the subsequent three years, subject to continued employment with the Company and the terms and conditions in the stock option agreement. The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

10.1#
First Amendment to the Development and Manufacturing Services Agreement, dated January 9, 2025, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 20, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: May 7, 2025

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)