Form 10-Q
period 2025-06-30
Context Therapeutics Inc.
filed 2025-08-06
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of common stock outstanding at August 4, 2025 was 89,704,194 shares.

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
•    our financial performance;
•    our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market;
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$83,517,047	$94,429,824
Prepaid expenses and other current assets	3,431,188	3,466,160
Total current assets	86,948,235	97,895,984
Property and equipment, net	37,787	11,959
Operating lease right-of-use lease asset	166,079	218,816
Total assets	$87,152,101	$98,126,759
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,395,880	$1,452,188
Accrued expenses and other current liabilities	2,044,580	1,188,929
Operating lease liability - current	114,985	107,316
Total current liabilities	4,555,445	2,748,433
Operating lease liability - non-current	52,334	112,064
Total liabilities	4,607,779	2,860,497
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 89,704,194 shares issued and outstanding at June 30, 2025 and December 31, 2024	89,704	89,704
Additional paid-in capital	190,639,083	189,956,252
Accumulated deficit	(108,184,465)	(94,779,694)
Total stockholders' equity	82,544,322	95,266,262
Total liabilities and stockholders' equity	$87,152,101	$98,126,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,830,544	$1,384,553	$11,293,535	$3,357,762
General and administrative	1,927,818	1,703,996	3,993,970	3,554,288
Loss from operations	(9,758,362)	(3,088,549)	(15,287,505)	(6,912,050)
Interest income	903,772	840,150	1,862,289	992,501
Other income (expense)	27,080	(6,107)	20,445	(2,754)
Net loss	$(8,827,510)	$(2,254,506)	$(13,404,771)	$(5,922,303)
Net loss per common share, basic and diluted	$(0.09)	$(0.04)	$(0.14)	$(0.17)
Weighted average shares outstanding, basic and diluted	95,186,935	54,958,635	95,186,935	35,462,344
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	89,704	190,249,969	(99,356,955)	90,982,718
Share-based compensation expense	—	—	389,114	—	389,114
Net loss	—	—	—	(8,827,510)	(8,827,510)
Balance at June 30, 2025	89,704,194	$89,704	$190,639,083	$(108,184,465)	$82,544,322

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	15,966	80,149,651	(71,722,387)	8,443,230
Sale of common stock and prefunded warrants, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Share-based compensation expense	—	—	157,037	—	157,037
Net loss	—	—	—	(2,254,506)	(2,254,506)
Balance at June 30, 2024	74,998,312	$74,998	$175,006,403	$(73,976,893)	$101,104,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(13,404,771)	$(5,922,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	682,831	397,044
Depreciation and amortization expense	8,120	5,136
Reduction in the carrying amount of operating lease right-of-use asset	52,737	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,972	435,751
Accounts payable	958,960	(1,816,135)
Accrued expenses and other current liabilities	855,651	(815,867)
Operating lease liability	(52,061)	—
Cash used in operating activities	(10,863,561)	(7,716,374)
Cash flows from investing activities:
Purchase of property and equipment	(33,948)	—
Cash used in investing activities	(33,948)	—
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	(15,268)	—
Proceeds from the sale of common stock and prefunded warrants, net	—	94,803,379
Cash (used in) provided by financing activities	(15,268)	94,803,379
Net (decrease) increase in cash and cash equivalents	(10,912,777)	87,087,005
Cash and cash equivalents at beginning of period	94,429,824	14,449,827
Cash and cash equivalents at end of period	$83,517,047	$101,536,832

Supplemental disclosure of non-cash activities:
Unpaid offering costs in accounts payable	$—	$44,632
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $108.2 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $83.5 million as of June 30, 2025 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025, and its results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024. The consolidated financial information as of December 31, 2024 included herein has been derived from the annual audited consolidated financial statements.
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

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Company’s segment based on net loss, which is reported on the condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses:
CTIM-76	$1,445,862	$1,338,285	$2,506,621	$3,228,377
CT-95	1,488,530	—	2,253,560	—
CT-202	3,149,238	—	4,132,811	—
Personnel-related costs	2,345,969	700,651	3,702,103	1,489,989
Professional fees	543,168	505,158	1,186,390	1,095,655
Share-based compensation	389,114	157,037	682,831	397,044
Other segment items (a)	396,481	387,418	823,189	700,985
Loss from operations	(9,758,362)	(3,088,549)	(15,287,505)	(6,912,050)
Interest income	903,772	840,150	1,862,289	992,501
Other income (expense)	27,080	(6,107)	20,445	(2,754)
Segment and Net Loss	$(8,827,510)	$(2,254,506)	$(13,404,771)	$(5,922,303)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At June 30, 2025, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $83.1 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Stock options	5,977,979	2,903,578
Warrants	5,860,000	5,860,000
	11,837,979	8,763,578

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$83,122,230	$83,122,230	$—	$—

		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$93,949,553	$93,949,553	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Compensation and benefits	$864,800	$891,917
Research and development costs	1,065,819	229,908
Professional fees	76,284	17,325
Other	37,677	49,779
Total	$2,044,580	$1,188,929

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. As of June 30, 2025, the Pre-Funded Warrants had not been exercised. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
At-the-Market Facility
On December 2, 2024, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, the Company may offer and sell shares of the Company’s common stock (the “ATM Shares”), having an aggregate offering amount of up to $75.0 million from time to time through the Agent. Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On December 23, 2024, the Company sold 14,705,882 shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million.
Warrants for Common Stock
At June 30, 2025, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	5,482,741	$0.001	No expiration
	11,342,741
(7) Share-based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. The 2021 Incentive Plan allows for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of June 30, 2025, 1,271,192 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2025, the Company granted inducement stock options covering 359,000 shares of the Company’s common stock to new employees.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to June 2035.

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$128,599	$3,291	$175,669	$(4,046)
General and administrative	260,515	153,746	507,162	401,090
	$389,114	$157,037	$682,831	$397,044

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the six months ended June 30, 2025 and 2024 were as follows:

	2025	2024
Expected stock price volatility	111.99%	95.18%
Risk-free interest rate	4.30%	4.26%
Expected term (in years)	5.94	6.00
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,273,615	$1.97	8.2	$176,045
Granted	3,254,660	$0.77
Forfeited	(550,296)	$1.74
Outstanding at June 30, 2025	5,977,979	$1.34	8.5	$2,116
Vested and exercisable at June 30, 2025	2,007,089	$2.29	6.7	$—
Vested and expected to vest at June 30, 2025	5,977,979	$1.34	8.5	$2,116
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the six months ended June 30, 2025 and 2024 was $0.65 and $0.94, respectively. As of June 30, 2025, the unrecognized compensation cost related to outstanding share-based awards was $2.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.
(8) Commitments and Contingencies, including License Agreements
Operating Lease

In March 2024, the Company amended its lease for corporate office space in Philadelphia, Pennsylvania that it initially entered into in March 2023, in order to extend the expiration date to November 30, 2024. In July 2024, the Company further amended the lease, which is now set to expire on November 30, 2026, thus making the arrangement no longer qualify for the short-term lease exception under ASC 842. The Company also retains the right to renew the lease for up to two consecutive 12-month terms upon at least nine months advance notice to the landlord before any such successive renewal. These renewal options were not contemplated in the Company's calculation of its right of use asset and lease liability.

As of June 30, 2025, the operating lease right-of-use asset and the operating lease liabilities were each $0.2 million, which were estimated using a discount rate of 11%. As of June 30, 2025, the remaining term of the Company’s noncancellable operating lease was 1.42 years. Future minimum lease payments under the sublease are $0.2 million at June 30, 2025.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $31,000 for each of the three months ended June 30, 2025 and 2024. Rent expense related to the Company’s operating lease was approximately $63,000 and $62,000 for the six months ended June 30, 2025 and 2024, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended June 30, 2025 and 2024, the Company provided contributions of approximately $20,000 and $12,000, respectively. For the six months ended June 30, 2025 and 2024, the Company provided contributions of approximately $69,000 and $41,000, respectively.

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
Collaboration and Licensing Agreement with Integral Molecular

In April 2021, the Company entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bsAb for cancer therapy. Under the terms of the Integral License Agreement, Integral and the Company developed a CLDN6 bsAb that is intended to trigger the activation of T cells and eliminate cancer cells displaying CLDN6. The Company will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. The payment for the initial upfront license fee as well as subsequent payments for milestones achieved were expensed to acquired IPR&D. As a part of the Integral License Agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55.0 million, sales milestone payments totaling up to $130.0 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement.

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

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 trial in January 2025. We expect to share initial dose escalation data for the CTIM-76 Phase 1 trial in the second quarter of 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share initial dose escalation data for the CT-95 Phase 1 trial in the middle of 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate (“ADC”), but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We expect to complete necessary regulatory filings to support the initiation of a first-in-human trial for CT-202 in the second quarter of 2026.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $13.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $108.2 million.

Asset Acquisition Agreements

CTIM-76: Integral Molecular License Agreement

In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 BsAb for cancer therapy. On February 29, 2024, we further amended (the "Second Amendment") the Research Collaboration and License Agreement (the “Integral License Agreement”, as amended) with Integral to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 that potentially cover certain parts of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.

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

CT-95: Link Purchase Agreement

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

CT-202: BioAtla License Agreement

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

Financial Overview

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

As of June 30, 2025, we had cash and cash equivalents of $83.5 million, which we expect will be sufficient to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

At-the-Market Offering

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

Private Placement

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

Other Income (Expense)
Other income (expense) is primarily due to the recognition of foreign currency gains or losses as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$7,830,544	$1,384,553	$6,445,991	466%
General and administrative	1,927,818	1,703,996	223,822	13%
Loss from operations	(9,758,362)	(3,088,549)	(6,669,813)	216%
Interest income	903,772	840,150	63,622	8%
Other income (expense)	27,080	(6,107)	33,187	(543)%
Net loss	$(8,827,510)	$(2,254,506)	$(6,573,004)	292%

Research and Development Expenses
Research and development expenses increased by approximately $6.4 million for the three months ended June 30, 2025 as compared to the same period in 2024. The following table summarizes our research and development expenses for the three months ended June 30, 2025 as compared to the same period in 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
CTIM-76	$1,445,862	$1,338,285	$107,577	8%
CT-95	1,488,530	—	1,488,530	*
CT-202	3,149,238	—	3,149,238	*
Personnel-related costs	1,676,022	42,488	1,633,534	*
Other research and development	70,892	3,780	67,112	*
	$7,830,544	$1,384,553	$6,445,991	466%
* Percentage not meaningful

CTIM-76 expenditures increased by $0.1 million, due to an increase of $0.5 million in clinical costs, partially offset by a decrease of $0.4 million in preclinical and contract manufacturing costs. CT-95 expense of $1.5 million primarily represents approximately $1.0 million in clinical costs and $0.4 million in preclinical and diagnostic development expenses incurred. CT-95 was acquired from Link in July 2024. CT-202 expense of $3.1 million represents $2.2 million in contract manufacturing costs and $0.9 million in preclinical expenses incurred. We entered into the BioAtla License Agreement in September 2024. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $1.6 million, primarily due to higher headcount over the prior year period as well as termination benefits incurred related to employee departures. Other research and development expense increased by approximately $0.1 million, due to allocated expenses as a result of higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.2 million for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by a $0.2 million increase in personnel-related costs, including share-based compensation, mainly due to higher headcount and compensation adjustments.

Interest Income

Interest income increased by approximately $0.1 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher cash and cash equivalent balances due to the sale of PIPE Shares and ATM Shares.

Other Income (Expense)
Other income was approximately $27,000 for the three months ended June 30, 2025, as compared to other expense of approximately $6,000 for the same period in 2024, primarily due to higher foreign currency gains as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$11,293,535	$3,357,762	$7,935,773	236%
General and administrative	3,993,970	3,554,288	439,682	12%
Loss from operations	(15,287,505)	(6,912,050)	(8,375,455)	121%
Interest income	1,862,289	992,501	869,788	88%
Other income (expense)	20,445	(2,754)	23,199	(842)%
Net loss	$(13,404,771)	$(5,922,303)	$(7,482,468)	126%

Research and Development Expenses
Research and development expenses increased by approximately $7.9 million for the six months ended June 30, 2025 as compared to the same period in 2024. The following table summarizes our research and development expenses for the six months ended June 30, 2025 as compared to the same period in 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
CTIM-76	$2,506,621	$3,228,377	$(721,756)	(22)%
CT-95	2,253,560	—	2,253,560	*
CT-202	4,132,811	—	4,132,811	*
Personnel-related costs	2,266,059	121,357	2,144,702	*
Other research and development	134,484	8,028	126,456	*
	$11,293,535	$3,357,762	$7,935,773	236%
* Percentage not meaningful

CTIM-76 expenditures decreased by $0.7 million, primarily due to a decrease of $1.9 million in contract manufacturing, preclinical and diagnostic development costs, partially offset by an increase of $1.3 million in clinical costs as a result of our ongoing Phase 1 clinical trial. CT-95 expense of $2.3 million primarily represents approximately $1.5 million in clinical costs and $0.6 million in preclinical and diagnostic development expenses incurred. CT-95 was acquired from Link in July 2024. CT-202 expense of $4.1 million primarily represents $2.9 million in contract manufacturing costs and $1.2 million in preclinical expenses incurred. We entered into the BioAtla License Agreement in September 2024. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $2.1 million, primarily due to higher headcount over the prior year period as well as termination benefits incurred related to certain employee departures.

Other research and development expense increased by approximately $0.1 million, due to allocated expenses as a result of higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.4 million for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by a $0.3 million increase in salaries and personnel-related costs, including share-based compensation, mainly due to higher headcount and compensation adjustments.

Interest Income
Interest income increased by approximately $0.9 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher cash and cash equivalent balances due to the sale of PIPE Shares and ATM Shares.

Other Income (Expense)
Other income was approximately $20,000 for six months ended June 30, 2025, as compared to other expense of approximately $3,000 for the same period in 2024, primarily due to higher foreign currency gains as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2025, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of June 30, 2025, we had $83.5 million in cash and cash equivalents and an accumulated deficit of $108.2 million.

We expect our cash and cash equivalents at June 30, 2025 to fund the estimated duration of the dose escalation portions of our CTIM-76 and CT-95 Phase 1 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Cash used in operating	$(10,863,561)	$(7,716,374)
Cash used in investing	(33,948)	—
Cash (used in) provided by investing	(15,268)	94,803,379
Net (decrease) increase in cash and cash equivalents	$(10,912,777)	$87,087,005
Comparison of the Six Months Ended June 30, 2025 and 2024
Operating Activities
During the six months ended June 30, 2025, we used $10.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $13.4 million, partially offset by a change in our operating assets and liabilities of $1.8 million and non-cash share-based compensation expense of $0.7 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2025, we used approximately $34,000 of cash in operating activities to purchase property and equipment.

We did not have cash flows from investing activities during the six months ended June 30, 2024.

Financing Activities

During the six months ended June 30, 2025, we used approximately $15,000 of cash in financing activities related to the payment of remaining offering costs from the sale of ATM Shares under our ATM Sales Agreement.

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

Critical Accounting Policies and Estimates

During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.
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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025. Except for the addition of two new risk factors as set forth below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Robert F. Kennedy Jr., the Secretary of the U.S. Department of Health and Human Services ("HHS"), which oversees the FDA, has previously stated his intent to reform, downsize or restructure these agencies. For example, HHS has announced a significant workforce reduction at the FDA, and the FDA has released a plan to phase out animal testing requirements in preclinical safety studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our current or any future product candidates may not achieve regulatory approval. Even if we are successful in achieving regulatory approval for one of more of our product candidates, such approval could be significantly delayed by changes at the FDA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2025, the Company granted inducement stock options outside of the 2021 Long-Term Performance Incentive Plan covering 313,000 shares of the Company’s common stock to new employees (the “Inducement Grants”) with a weighted average exercise price of $0.76 per share. Each respective Inducement Grants will vest as to 25% of the shares on the first anniversary of the date of grant and in successive equal monthly installments over the subsequent three years, subject to continued employment with the Company and the terms and conditions in the stock option agreement. The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933.
Item 3.     Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

10.1*†	Offer Letter, dated April 30, 2025, between Context Therapeutics Inc. and Dr. Karen Smith
10.2*†	Consulting Agreement, dated June 1, 2025, between Context Therapeutics Inc. and Dr. Karen Smith
10.3*†	Employment Agreement, dated June 9, 2025, between Context Therapeutics Inc. and Karen Chagin, M.D.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: August 6, 2025

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)