Form 10-Q
period 2025-09-30
Context Therapeutics Inc.
filed 2025-11-05
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of shares of common stock outstanding at November 4, 2025 was 91,879,177 shares.

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
•    our financial performance;
•    our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market;
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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$76,938,183	$94,429,824
Prepaid expenses and other current assets	2,120,634	3,466,160
Total current assets	79,058,817	97,895,984
Property and equipment, net	33,721	11,959
Operating lease right-of-use lease asset	138,622	218,816
Total assets	$79,231,160	$98,126,759
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,720,876	$1,452,188
Accrued expenses and other current liabilities	3,195,918	1,188,929
Operating lease liability - current	118,980	107,316
Total current liabilities	6,035,774	2,748,433
Operating lease liability - non-current	21,220	112,064
Total liabilities	6,056,994	2,860,497
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 91,879,177 and 89,704,194 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	91,879	89,704
Additional paid-in capital	190,959,989	189,956,252
Accumulated deficit	(117,877,702)	(94,779,694)
Total stockholders' equity	73,174,166	95,266,262
Total liabilities and stockholders' equity	$79,231,160	$98,126,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,722,104	$16,825,198	$20,015,639	$20,182,960
General and administrative	1,888,376	1,876,230	5,882,346	5,430,518
Loss from operations	(10,610,480)	(18,701,428)	(25,897,985)	(25,613,478)
Interest income	833,772	1,243,687	2,696,061	2,236,188
Other income (expense)	83,471	(2,152)	103,916	(4,906)
Net loss	$(9,693,237)	$(17,459,893)	$(23,098,008)	$(23,382,196)
Net loss per common share, basic and diluted	$(0.10)	$(0.22)	$(0.24)	$(0.46)
Weighted average shares outstanding, basic and diluted	95,185,187	80,481,053	95,186,346	50,578,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	89,704	190,249,969	(99,356,955)	90,982,718
Share-based compensation expense	—	—	389,114	—	389,114
Net loss	—	—	—	(8,827,510)	(8,827,510)
Balance at June 30, 2025	89,704,194	89,704	190,639,083	(108,184,465)	82,544,322
Exercise of pre-funded warrants from private placement	2,174,983	2,175	(2,175)	—	—
Share-based compensation expense	—	—	323,081	—	323,081
Net loss	—	—	—	(9,693,237)	(9,693,237)
Balance at September 30, 2025	91,879,177	$91,879	$190,959,989	$(117,877,702)	$73,174,166

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	240,007	—	240,007
Net loss	—	—	—	(3,667,797)	(3,667,797)
Balance at March 31, 2024	15,966,053	15,966	80,149,651	(71,722,387)	8,443,230
Sale of common stock and prefunded warrants, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Share-based compensation expense	—	—	157,037	—	157,037
Net loss	—	—	—	(2,254,506)	(2,254,506)
Balance at June 30, 2024	74,998,312	74,998	175,006,403	(73,976,893)	101,104,508
Share-based compensation expense	—	—	213,002	—	213,002
Net loss	—	—	—	(17,459,893)	(17,459,893)
Balance at September 30, 2024	74,998,312	$74,998	$175,219,405	$(91,436,786)	$83,857,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(23,098,008)	$(23,382,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	—	14,750,000
Share-based compensation expense	1,005,912	610,046
Depreciation and amortization expense	12,186	7,947
Reduction in the carrying amount of operating lease right-of-use asset	80,194	16,503
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,345,526	328,119
Accounts payable	1,283,956	(1,354,349)
Accrued expenses and other current liabilities	2,006,989	(609,494)
Operating lease liability	(79,180)	(16,278)
Cash used in operating activities	(17,442,425)	(9,649,702)
Cash flows from investing activities:
Acquired in-process research and development	—	(14,750,000)
Purchase of property and equipment	(33,948)	(7,316)
Cash used in investing activities	(33,948)	(14,757,316)
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	(15,268)	—
Proceeds from the sale of common stock and prefunded warrants, net	—	94,758,747
Cash (used in) provided by financing activities	(15,268)	94,758,747
Net (decrease) increase in cash and cash equivalents	(17,491,641)	70,351,729
Cash and cash equivalents at beginning of period	94,429,824	14,449,827
Cash and cash equivalents at end of period	$76,938,183	$84,801,556

Supplemental disclosure of non-cash activities:
Cashless exercise of pre-funded warrants from private placement	$2,175	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$260,638
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $117.9 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $76.9 million as of September 30, 2025 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025, and its results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024. The consolidated financial information as of December 31, 2024 included herein has been derived from the annual audited consolidated financial statements.
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

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses:
CTIM-76	$1,660,697	$1,431,387	$4,167,318	$4,659,764
CT-95	1,237,454	4,008,841	3,491,014	4,008,841
CT-202	4,797,455	11,016,442	8,930,266	11,016,442
Personnel-related costs	1,712,147	1,057,303	5,414,250	2,547,292
Professional fees	456,212	570,528	1,642,602	1,666,183
Share-based compensation	323,081	213,002	1,005,912	610,046
Other segment items (a)	423,434	403,925	1,246,623	1,104,910
Loss from operations	(10,610,480)	(18,701,428)	(25,897,985)	(25,613,478)
Interest income	833,772	1,243,687	2,696,061	2,236,188
Other income (expense)	83,471	(2,152)	103,916	(4,906)
Segment and Net Loss	$(9,693,237)	$(17,459,893)	$(23,098,008)	$(23,382,196)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At September 30, 2025, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $76.5 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including outstanding pre-funded warrants to purchase shares of common stock that were issued in the private placement transaction in May 2024 (Note 6). Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as preferred stock, warrants (excluding pre-funded warrants) and share-based awards, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Stock options	5,838,500	3,259,615
Warrants	5,860,000	5,860,000
	11,698,500	9,119,615

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$76,452,972	$76,452,972	$—	$—

		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$93,949,553	$93,949,553	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Compensation and benefits	$1,091,602	$891,917
Research and development costs	1,973,644	229,908
Professional fees	96,056	17,325
Other	34,616	49,779
Total	$3,195,918	$1,188,929

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the three months ended September 30, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of September 30, 2025, 3,304,541 Pre-Funded Warrants remained outstanding. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
At-the-Market Facility
On December 2, 2024, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, the Company may offer and sell shares of the Company’s common stock (the “ATM Shares”), having an aggregate offering amount of up to $75.0 million from time to time through the Agent. Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On December 23, 2024, the Company sold 14,705,882 shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million. On October 24, 2025, the Company entered into Amendment No. 1 to Sales Agreement (the “Amendment”, and together with the ATM Sales Agreement, the “Amended ATM Sales Agreement”) to provide for an increase in the aggregate offering amount under the Amended ATM Sales Agreement, such that following the filing of a new prospectus supplement with respect to the ATM Shares on October 24, 2025, the Company may offer and sell ATM Shares having an aggregate offering price of up to $75.0 million, exclusive of ATM Shares previously sold in December 2024.
Warrants for Common Stock
At September 30, 2025, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	3,304,541	$0.001	No expiration
	9,164,541
(7) Share-Based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. On its initial effective date, the 2021 Incentive Plan allowed for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2025, 1,322,222 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2025, the Company granted inducement stock options covering 359,000 shares of the Company’s common stock to new employees.

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
Share-based compensation expense related to the issuance of stock options was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$29,271	$25,811	$204,940	$21,765
General and administrative	293,810	187,191	800,972	588,281
	$323,081	$213,002	$1,005,912	$610,046

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Expected stock price volatility	111.99%	95.52%
Risk-free interest rate	4.30%	4.13%
Expected term (in years)	5.94	6.00
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,273,615	$1.97	8.2	$176,045
Granted	3,254,660	$0.77
Forfeited	(689,775)	$1.73
Outstanding at September 30, 2025	5,838,500	$1.33	8.4	$712,194
Vested and exercisable at September 30, 2025	2,009,009	$2.26	7.0	$68,103
Vested and expected to vest at September 30, 2025	5,838,500	$1.33	8.4	$712,194
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the nine months ended September 30, 2025 and 2024 was $0.65 and $1.19, respectively. As of September 30, 2025, the unrecognized compensation cost related to outstanding share-based awards was $2.3 million and is expected to be recognized as expense over a weighted-average period of approximately 2.65 years.

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

As of September 30, 2025, the operating lease right-of-use asset and the operating lease liabilities were each $0.1 million, which were estimated using a discount rate of 11%. As of September 30, 2025, the remaining term of the Company’s noncancellable operating lease was 1.17 years. Future minimum lease payments under the sublease are $0.1 million at September 30, 2025.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $32,000 and $31,000 for the three months ended September 30, 2025 and 2024, respectively. Rent expense related to the Company’s operating lease was approximately $95,000 and $93,000 for the nine months ended September 30, 2025 and 2024, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. The Company generally assumes all administrative costs of the plan. For the three months ended September 30, 2025 and 2024, the Company provided contributions of approximately $19,000 and $9,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company provided contributions of approximately $88,000 and $50,000, respectively.

Collaboration Agreement with Tyligand Bioscience

In March 2020, the Company entered into a process development agreement (the “Tyligand Process Development Agreement”) with Tyligand Bioscience (Shanghai) Limited (“Tyligand”) for the development, manufacturing, registration and future commercialization of onapristone extended release. In August 2024, the Company and Tyligand mutually agreed to terminate the license agreement previously entered into between the parties in August 2021, and further agreed to terminate any ongoing payment obligations the Company may have had to Tyligand under the Tyligand Process Development Agreement.
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

Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Taiwan and Japan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore the Company expensed the one-time payment as a component of research and development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. See Note 9 for further discussion. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.

CTIM-76 Lonza License Agreement

On November 7, 2022, the Company entered into a License Agreement (the “CTIM-76 Lonza License Agreement”) with Lonza Sales AG ("Lonza") in connection with Lonza’s development and manufacturing services with respect to CTIM-76. Under the terms of the CTIM-76 Lonza License Agreement, to the extent Lonza's technology is incorporated into CTIM-76, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit CTIM-76.

The Company shall pay certain royalties and annual payments in respect of the manufacturing and sale of CTIM-76, which amounts shall be determined by the party manufacturing CTIM-76 and ranges from a potential annual payment of up to less than $500,000 and a royalty on net sales from 0% up to a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CTIM-76 is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which CTIM-76 is being sold, the expiration of the licensed patents in the country in which CTIM-76 is being manufactured, and ten years from the first commercial sales of CTIM-76 in such country of sale.

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
(9) Subsequent Events
In October 2025, the Company achieved a $2.0 million development milestone under the BioAtla License Agreement, which the Company expects to pay to BioAtla in the fourth quarter of 2025.

On November 3, 2025, the Company entered into a License Agreement (the “CT-202 Lonza License Agreement”) with Lonza in connection with Lonza's development and manufacturing services with respect to CT-202. Under the terms of the CT-202 Lonza License Agreement, to the extent Lonza's technology is incorporated into CT-202, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit CT-202.

The Company shall pay certain royalties and annual payments in respect of the manufacturing and sale of CT-202, which amounts shall be determined by the party manufacturing CT-202 and include a potential annual payment of less than $500,000 and a royalty on net sales in a range between 0% and a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CT-202 is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which CT-202 is being sold, the expiration of the licensed patents in the country in which CT-202 is being manufactured, and ten years from the first commercial sales of CT-202 in such country of sale.

The CT-202 Lonza License Agreement continues until terminated, and the Company or Lonza may terminate the CT-202 Lonza License Agreement for uncured material breaches or insolvency of the other party. The Company can unilaterally terminate the CT-202 Lonza License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the CT-202 Lonza License Agreement upon certain actions by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biopharmaceutical company advancing TCE bispecific antibodies for solid tumors. We are building an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 TCE, CT-95, an MSLN x CD3 TCE, and CT-202, a Nectin-4 x CD3 TCE.

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 trial in January 2025. We expect to share updated interim Phase 1a data and Phase 1b dose selection for the CTIM-76 trial in the second quarter of 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share initial Phase 1a data for the CT-95 trial in the middle of 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We expect to complete necessary regulatory filings to support the initiation of a first-in-human trial for CT-202 in the second quarter of 2026.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $23.1 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $117.9 million.

Asset Acquisition Agreements

CTIM-76: Integral Molecular License Agreement

In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 BsAb for cancer therapy. On February 29, 2024, we further amended (the "Second Amendment") the Research Collaboration and License Agreement (the “Integral License Agreement”, as amended) with Integral to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, at the time of the Second Amendment, we were aware of issued patents in the

United States and certain foreign jurisdictions expiring in January 2034, and then in 2025 became aware of a patent that issued in the United States expiring in March 2042, in each instance that potentially covers certain parts of the intellectual property included in CTIM-76.While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.

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

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla is eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. In October 2025, we achieved a $2.0 million development milestone under the BioAtla License Agreement, which we expect to pay to BioAtla in the fourth quarter of 2025.

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

As of September 30, 2025, we had cash and cash equivalents of $76.9 million, which we expect will be sufficient to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

At-the-Market Offering

On December 2, 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million from time to time through the Agent (the “ATM Shares”). Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act. On December 23, 2024, we sold 14,705,882 shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $14.5 million. On October 24, 2025, we entered into Amendment No. 1 to Sales Agreement (the “Amendment”, and together with the ATM Sales Agreement, the “Amended ATM Sales Agreement”) to provide for an increase in the aggregate offering amount under the Amended ATM Sales Agreement, such that following the filing of a new prospectus supplement with respect to the ATM Shares on October 24, 2025, we may offer and sell ATM Shares having an aggregate offering price of up to $75.0 million, exclusive of ATM Shares previously sold in December 2024. The Agent will be entitled to a commission from the Company of up to 3.0% of the gross proceeds from the sale of ATM Shares sold under the Amended ATM Sales Agreement.

Private Placement

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024. During the three months ended September 30, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of September 30, 2025, 3,304,541 Pre-Funded Warrants remained outstanding.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$8,722,104	$16,825,198	$(8,103,094)	(48)%
General and administrative	1,888,376	1,876,230	12,146	1%
Loss from operations	(10,610,480)	(18,701,428)	8,090,948	(43)%
Interest income	833,772	1,243,687	(409,915)	(33)%
Other income (expense)	83,471	(2,152)	85,623	*
Net loss	$(9,693,237)	$(17,459,893)	$7,766,656	(44)%

* Percentage not meaningful

Research and Development Expenses
Research and development expenses decreased by approximately $8.1 million for the three months ended September 30, 2025 as compared to the same period in 2024. The following table summarizes our research and development expenses for the three months ended September 30, 2025 as compared to the same period in 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
CTIM-76	$1,660,697	$1,431,387	$229,310	16%
CT-95	1,237,454	4,008,841	(2,771,387)	(69)%
CT-202	4,797,455	11,016,442	(6,218,987)	(56)%
Personnel-related costs	1,013,653	349,414	664,239	190%
Other research and development	12,845	19,114	(6,269)	(33)%
	$8,722,104	$16,825,198	$(8,103,094)	(48)%

CTIM-76 expenditures increased by $0.2 million due to an increase of $0.6 million in clinical costs, partially offset by a decrease of $0.4 million in preclinical and contract manufacturing costs. CT-95 expense of $1.2 million for the three months ended September 30, 2025 primarily represents $1.0 million in clinical costs and $0.2 million in preclinical and diagnostic development expenses incurred. CT-95 expense of $4.0 million for the three months ended September 30, 2024 primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $0.2 million in diagnostic development expenses. CT-202 expense of $4.8 million for the three months ended September 30, 2025 primarily represents $3.1 million in contract manufacturing costs and $1.7 million in preclinical expenses incurred. CT-202 expense of $11.0 million for the three months ended September 30, 2024 primarily represents consideration paid under the BioAtla License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $0.7 million, primarily due to higher headcount over the prior year period as well as termination benefits incurred related to employee departures.

General and Administrative Expenses

General and administrative expenses did not materially change for the three months ended September 30, 2025 as compared to the same period in 2024.

Interest Income
Interest income decreased by approximately $0.4 million for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to lower average cash and cash equivalent balances due to cash used to fund ongoing operations.

Other Income (Expense)
Other income was approximately $83,000 for the three months ended September 30, 2025, as compared to other expense of approximately $2,000 for the same period in 2024, primarily due to foreign currency gains during the three months ended September 30, 2025, as compared to foreign currency losses during the prior year period, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$20,015,639	$20,182,960	$(167,321)	(1)%
General and administrative	5,882,346	5,430,518	451,828	8%
Loss from operations	(25,897,985)	(25,613,478)	(284,507)	1%
Interest income	2,696,061	2,236,188	459,873	21%
Other income (expense)	103,916	(4,906)	108,822	*
Net loss	$(23,098,008)	$(23,382,196)	$284,188	(1)%
* Percentage not meaningful

Research and Development Expenses
Research and development expenses decreased by approximately $0.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 as compared to the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
CTIM-76	$4,167,318	$4,659,764	$(492,446)	(11)%
CT-95	3,491,014	4,008,841	(517,827)	(13)%
CT-202	8,930,266	11,016,442	(2,086,176)	(19)%
Personnel-related costs	3,279,712	470,771	2,808,941	597%
Other research and development	147,329	27,142	120,187	443%
	$20,015,639	$20,182,960	$(167,321)	(1)%

CTIM-76 expenditures decreased by $0.5 million, primarily due to a decrease of $1.2 million in contract manufacturing costs, $1.0 million in preclinical costs, and $0.2 million in diagnostic development expenses, partially offset by an increase of $1.9 million in clinical costs as a result of our ongoing Phase 1 clinical trial. CT-95 expense of $3.5 million for the nine months ended September 30, 2025 primarily represents $2.5 million in clinical costs and $1.0 million in preclinical, diagnostic development and contract manufacturing costs. CT-95 expense of $4.0 million for the nine months ended September 30, 2024 primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $0.2 million in diagnostic development expenses. CT-202 expense of $8.9 million for the nine months ended September 30, 2025 primarily represents $6.0 million in contract manufacturing costs and $2.9 million in preclinical expenses incurred. CT-202 expense of $11.0 million for the nine months ended September 30, 2024 primarily represents consideration paid under the BioAtla License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $2.8 million, primarily due to higher headcount over the prior year period as well as termination benefits incurred related to certain employee departures. Other research and development expense increased by approximately $0.1 million, due to allocated expenses as a result of higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by a $0.4 million increase in salaries and personnel-related costs, including share-based compensation, mainly due to higher headcount and compensation adjustments.

Interest Income
Interest income increased by approximately $0.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher average cash and cash equivalent balances due to the sale of PIPE Shares and ATM Shares.

Other Income (Expense)
Other income was approximately $104,000 for nine months ended September 30, 2025, as compared to other expense of approximately $5,000 for the same period in 2024, primarily due to higher foreign currency gains during the nine months ended September 30, 2025, as compared to foreign currency losses during the prior year period, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2025, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of September 30, 2025, we had $76.9 million in cash and cash equivalents and an accumulated deficit of $117.9 million.

We expect our cash and cash equivalents at September 30, 2025 to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating	$(17,442,425)	$(9,649,702)
Cash used in investing	(33,948)	(14,757,316)
Cash (used in) provided by investing	(15,268)	94,758,747
Net (decrease) increase in cash and cash equivalents	$(17,491,641)	$70,351,729
Comparison of the Nine Months Ended September 30, 2025 and 2024
Operating Activities
During the nine months ended September 30, 2025, we used $17.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $23.1 million, partially offset by a change in our operating assets and liabilities of $4.6 million and non-cash share-based compensation expense of $1.0 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2025, we used approximately $34,000 of cash in investing activities to purchase property and equipment.

During the nine months ended September 30, 2024, cash used in investing activities was primarily attributable to a one-time payment of $3.75 million made to Link to acquire the assets associated with CT-95 and a payment of $11.0 million under the BioAtla License Agreement for the development of CT-202. In addition, we used $7,000 of cash to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2025, we used approximately $15,000 of cash in financing activities related to the payment of remaining offering costs from the sale of ATM Shares under our ATM Sales Agreement.

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

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.
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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth below updates the risk factor with the same heading in, and should be read together with, the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024:

Risks Related to Intellectual Property

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

Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology field is common, including patent infringement lawsuits, and such interference, derivation, reexamination, post-grant review, inter partes review and opposition proceedings before the United States Patent and Trademark Office and corresponding international patent offices.

The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors.

Numerous United States, European Union and other internationally issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. For example, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034 and March 2042 that potentially cover certain parts of the intellectual property included in CTIM-76. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and any future product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

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

The following new risk factors are added to those disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024:

Risks Related to Government Regulation

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has threatened to impose significant tariff increases or expand the tariffs to capture other countries and types of goods, including pharmaceutical products. Tariffs on imports from nations from whom we procure raw materials used in the manufacturing process, clinical supplies or other required products are likely to increase the difficulty and cost of our research and development, and/or could require us to incur significant costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

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
Item 3.     Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

CTIM-76 Lonza License Agreement Amendment

On November 7, 2022, we entered into a License Agreement (the “CTIM-76 Lonza License Agreement”) with Lonza Sales AG (“Lonza”) related to CTIM-76. On November 3, 2025, we amended the CTIM-76 Lonza License Agreement (the

“First CTIM-76 License Amendment”) with Lonza to clarify the intent of certain provisions and to update certain of the licensed rights described in the appendices to the CTIM-76 Lonza License Agreement.

CT-202 Lonza License Agreement

On November 3, 2025, we entered into a License Agreement (the “CT-202 Lonza License Agreement”) with Lonza related to CT-202 in connection with the Development and Manufacturing Services Agreement between Lonza, Lonza AG and the Company, dated as of November 7, 2022 and as amended on January 9, 2025. Under the terms of the CT-202 Lonza License Agreement, to the extent Lonza's technology is incorporated into CT-202, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit CT-202.

We shall pay certain royalties and annual payments in respect of the manufacturing and sale of CT-202, which amounts shall be determined by the party manufacturing CT-202 and include a potential annual payment of less than $500,000 and a royalty on net sales in a range between 0% and a low single digit percentage. The royalty payments and annual payments would be reduced in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CT-202 is being sold, and the royalty payments would expire upon the later of the expiration of the licensed patents in the country in which CT-202 is being sold, the expiration of the licensed patents in the country in which CT-202 is being manufactured, and ten years from the first commercial sales of CT-202 in such country of sale.

The CT-202 Lonza License Agreement continues until terminated, and we or Lonza may terminate the CT-202 Lonza License Agreement for uncured material breaches or insolvency of the other party. We can unilaterally terminate the CT-202 Lonza License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the CT-202 Lonza License Agreement upon certain actions by the Company.

The CT-202 Lonza License Agreement also contains customary representations, warranties, indemnification and other obligations of the Company and Lonza.

The foregoing descriptions of the First CTIM-76 License Amendment and the CT-202 Lonza License Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the First CTIM-76 License Amendment and the CT-202 Lonza License Agreement, which are Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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

10.1*#	Amendment No. 1 to License Agreement, dated November 3, 2025, between Lonza Sales AG and Context Therapeutics Inc.
10.2*#	License Agreement, dated November 3, 2025, between Lonza Sales AG and Context Therapeutics Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1*+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: November 5, 2025

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)