Form 10-K
period 2025-12-31
Context Therapeutics Inc.
filed 2026-03-23
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $57.9 million based on the last reported sale price of the registrant's common stock on The Nasdaq Stock Market on June 30, 2025.
As of March 19, 2026, the registrant had 91,879,177 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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
•Inflation, geopolitical developments, global supply chain disruptions and public health concerns could adversely affect our business and results of operations.
•Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.
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
•existing regulations and regulatory developments in the United States, Europe, Australia, and other jurisdictions;
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
•our financial performance;
•our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market;
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

PART I.
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company advancing T cell engaging (“TCE”) bispecific antibodies (“bsAb”) for solid tumors. Our goal is to build an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a Claudin 6 (“CLDN6”) x CD3 TCE, CT-95, a Mesothelin (“MSLN”) x CD3 TCE, and CT-202, a Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE.
Our pipeline is shown below:
CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the U.S. Food and Drug Administration (the “FDA”) cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 trial in January 2025. We expect to share Phase 1a interim data for the CTIM-76 trial in June 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share Phase 1a interim data for the CT-95 trial in September 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate (“ADC”), but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We submitted our application to the Australian Bellberry Human Research Ethics Committee (“HREC”) in March 2026 to support the initiation of a first-in-human trial for CT-202. We expect to dose the first patient in our CT-202 Phase 1 trial in the third quarter of 2026.

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

Our Strategy
Our goal is to deliver safe and effective selective cancer therapies for patient populations with significant unmet medical needs. Key elements of our strategy include:

•Rapidly advance our CTIM-76 and CT-95 clinical programs through Phase 1 proof of concept. We are currently evaluating CTIM-76 in a Phase 1 clinical trial and plan to provide Phase 1a interim data for the CTIM-76 trial in June 2026. Additionally, we plan to provide Phase 1a interim data for the CT-95 trial in September 2026.

•Rapidly advance our third program, CT-202, into clinical development. We submitted our application to the HREC in March 2026 to support the initiation of a first-in-human trial for CT-202. We expect to dose the first patient in our CT-202 Phase 1 trial in the third quarter of 2026.

•Seek opportunities to expand our pipeline of selective cancer drug candidates and targets. We intend to continue to seek opportunities to expand our TCE pipeline for solid tumors. If we identify targets that we deem to have high potential to address unmet medical needs, we may develop, in-license or acquire assets with therapeutic potential against those identified selective cancer targets.

•Evaluate strategic opportunities to potentially accelerate development timelines and enhance the commercial potential of our product candidates globally. We intend to leverage our TCE expertise to advance a novel pipeline. We plan to commercialize our product candidates in key markets, either alone or with strategic partners, and seek to maximize the worldwide commercial potential of our programs, including the potential to out-license certain assets during development to a third party that may accelerate development and commercialization of one or all of our assets.

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

The preclinical data below illustrate that CTIM-76 is a highly selective and potent CLDN6 x CD3 TCE.

Market Opportunity

There is a significant global opportunity for the treatment of patients with tumors expressing CLDN6. CLDN6 is overexpressed in several cancers with significant unmet needs, including ovarian, non-small cell lung, colon, endometrial, breast and testicular, with expression being highest in ovarian, endometrial, and testicular adenocarcinomas.

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

Selected Cancer indications	Incidence (US Only)	R/R Incidence	CLDN6 Positive	CLDN6 Med/High	Patient Population Based on R/R Incidence
Ovarian	19,900	12,800	75%[1]	35%[1]	9,600
Endometrial	65,900	14,000	50%[1]	22%[1]	7,000
Testicular	9,910	400	100%[3]	>95%[3]	400
Non-Small Cell Lung	201,229	110,653	26%[2]	6%[2]	28,769
Colon	152,810	53,010	43%[3]	0%[3]	22,794
Breast	290,600	43,800	40%[3]	0%[3]	17,520

1 Context internal Phase 1 data; 2 Context internal biopsy prevalence screen data; 3 Mackensen, Nature Medicine, 2023. Incidences based on public estimates; R/R or last-line patient population approximated by annual mortality; CLDN6 target prevalence is based on IHC or RNAseq from published reports. Patient population derived from midpoint of CLDN6 positive population multiplied by R/R incident population.

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting CLDN6, including BioNTech (BNT211), TORL (TORL-1-23), and Daiichi Sankyo (DS9606a), in various phases of clinical development, including ADC and CAR T-cell approaches, we believe this target has been clinically validated. Whereas both ADC and CAR T-cell anti-CLDN6 approaches have required a substantial portion of tumor cells with high expression of CLDN6 for anti-

tumor activity, we believe a T cell engager approach could potentially target tumors with varying levels of CLDN6 expression, including tumors with low levels of expression. Therefore, CTIM-76 could potentially capture a broader patient population and greater commercial opportunity.

Clinical Development Plan

We have an active IND for CTIM-76 with the FDA. In January 2025, we announced that the first patient had been dosed in the CTIM-76 Phase 1 clinical trial, which is a dose escalation and expansion trial in patients with solid tumors likely to express CLDN6. In the dose escalation part of our Phase 1 trial, we are enrolling patients with advanced unresectable or metastatic ovarian, endometrial or testicular cancer in increasing dose levels. The primary objective in dose escalation is to evaluate the safety and tolerability of CTIM-76. In the expansion part of our Phase 1 trial, we plan to evaluate two doses and at least two dose schedules in a single cancer type based upon dose escalation data. The primary objective in expansion will be to evaluate preliminary anti-tumor activity of CTIM-76 and to select a dose and dose schedule for future trials. CLDN6 expression is required for enrollment in our Phase 1 trial for patients with ovarian and endometrial cancer. Due to high CLDN6 expression, prospective screening for testicular cancer is not required.

Mesothelin x CD3 TCE program: CT-95
Our clinical product candidate, CT-95, is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. One challenge in developing MSLN-targeted therapies has been the presence of MSLN fragments, also referred to as shed MSLN (“sMSLN”), found in both blood and the tumor microenvironment that can serve as a decoy or sink for MSLN-targeting antibodies. CT-95 is a fully humanized bispecific T cell engager that has a moderate affinity but high avidity for membrane-bound MSLN, minimizing the impact of the sMSLN.

We believe CT-95 has the potential to be a differentiated MSLN product candidate, due in part to: (i) its ability to bind to the membrane-proximal side of MSLN, which has been shown to increase potency compared to a historic program from Harpoon Therapeutics (HPN536), potentially driving improved outcomes for patients; (ii) avidity enhancement that aims to minimize the risk of adverse events, including cytokine release syndrome and hypoxia; and (iii) its potential ability to target tumors with low, medium or high levels of MSLN expression, which could potentially result in a broader target population and greater commercial opportunity compared with non-TCE approaches.

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

Selected Cancer indications	Incidence (US Only)	R/R Incidence	MSLN Positive	MSLN Med/High	Patient Population Based on R/R Incidence
Non-Small Cell Lung	201,229	110,653	55%	36%	60,859
Pancreatic	66,440	51,750	80%	61%	41,400
Colon	152,810	53,010	41%	17%	21,734
Ovarian	19,900	12,800	90%	80%	11,520
Mesothelioma	3,000	2,500	70%	60%	1,750
Esophageal	22,370	16,130	41%	26%	6,613
Endometrial	65,900	14,000	45%	23%	6,300
Gastric	26,380	11,090	49%	23%	5,434

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

Clinical Development Plan

We have an active IND for CT-95 with the FDA. In April 2025, we announced that the first patient had been dosed in the CT-95 Phase 1 trial, which is a dose escalation trial in patients with solid tumors likely to express MSLN. We are enrolling patients with advanced unresectable or metastatic high grade serous ovarian cancer, pancreatic carcinoma, and mesothelioma. The primary objective in dose escalation is to evaluate the safety and tolerability of CT-95. Expression of MSLN is not required for enrollment in our Phase 1 trial; tumor tissue samples are being collected for retrospective biomarker assessment of MSLN expression by immunohistochemistry (“IHC”).

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

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla is eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single-digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions.

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

1 Chang, PNAS, 2021

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

Selected Cancer indications	Incidence (US Only)	R/R Incidence	Nectin-4 Positive	Nectin-4 Med/High	Patient Population Based on R/R Incidence
Colon	152,810	53,010	87%[1]	78%[2]	46,119
Bladder (urothelial)	83,190	20,000	83%[3]	60%[3]	16,600
Breast (TNBC)	62,054	15,500	78%[3]	58%[5]	12,090
Non-Small Cell Lung	201,229	110,653	64%[3]	58%[6]	70,818
Pancreatic	66,440	51,750	71%[3]	37%[3]	36,743
Head and Neck	54,000	12,000	59%[3]	18%[3]	7,080
Esophageal	22,370	16,130	55%[3]	24%[3]	8,872
Gastric	26,890	12,000	94%[7]	60%[4]	11,280

Incidences based on public estimates; Relapsed/refractory (R/R) or last-line patient population approximated by annual mortality; Patient population derived from Nectin-4 positive population multiplied by R/R incident population. 1 Kobecki, Int J Mol Sci, 2023; 2 Nikanjan, Can Let, 2025; 3 Challita, Can Res, 2016; 4 Zhang, Oncol Lett, 2018; 5 Zeindler, Front Med, 2019; 6 Takano, Mol Bio, 2009; 7 Muro, ESMO Open, 2025

Clinical Validation of the Target and Potential for Broader Patient Population

Based on clinical data reported for other therapeutic agents targeting Nectin-4, including Pfizer (Padcev®) and Bicycle Therapeutics (BT8009), including ADC approaches, we believe this target has been clinically validated. Padcev is currently approved for locally advanced or metastatic urothelial carcinoma, which is associated with high levels of Nectin-4 expression. Whereas ADC Nectin-4 approaches require a substantial portion of tumor cells with high expression of Nectin-4 for anti-tumor activity, we believe a TCE approach could potentially target tumors with varying levels of Nectin-4 expression, including tumors with low levels of expression. Therefore, Nectin-4 could potentially capture a broader patient population and greater commercial opportunity.

Clinical Development Plan

We submitted our application to the HREC in March 2026 to support the initiation of a first-in-human trial for CT-202. We expect to dose the first patient in our CT-202 Phase 1 trial in the third quarter of 2026. The primary objective in dose escalation will be to evaluate the safety and tolerability of CT-202.

Our collaboration and license agreements
Collaboration and Licensing Agreement with Integral Molecular
In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bsAb for cancer therapy. Under the terms of the Integral License Agreement, we and Integral developed a CLDN6 bsAb that is intended to trigger the activation of T cells and eliminates cancer cells displaying CLDN6. We will conduct preclinical and all clinical development, as well as regulatory and commercial activities through exclusive worldwide rights to develop and commercialize the novel CLDN6 candidates. As a part of the Integral License Agreement, Integral was eligible to receive remaining development and regulatory milestone payments totaling approximately $55 million, sales milestone payments totaling up to $130 million, and tiered royalties of up to 12% of net sales of certain products developed under the Integral License Agreement.
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
On February 29, 2024, we further amended the Integral License Agreement to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, we are aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034, and then in 2025 became aware of a patent that issued in the United States expiring in March 2042, in each instance that potentially cover certain of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.
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
To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third-party contract manufacturers, including Lonza Sales AG (“Lonza Sales”) and Lonza AG (“Lonza AG”, and collectively with Lonza Sales, “Lonza”) and Just-Evotec Biologics, Inc. We continue to develop our supply chain for CTIM-76, CT-95 and CT-202, and intend to put in place additional framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs.

On November 7, 2022, we entered into a license agreement (the “Lonza CTIM-76 License Agreement”) with Lonza Sales. Under the terms of the Lonza CTIM-76 License Agreement, to the extent Lonza’s technology is incorporated into CTIM-76, Lonza granted us a non-exclusive license to use certain proprietary Lonza intellectual property and systems for us to develop, manufacture and commercially exploit CTIM-76.
On November 3, 2025, we entered into a license agreement (the “Lonza CT-202 License Agreement”) with Lonza Sales. Under the terms of the Lonza CT-202 License Agreement, to the extent Lonza’s technology is incorporated into CT-202, Lonza granted us a non-exclusive license to use certain proprietary Lonza intellectual property and systems for us to develop, manufacture and commercially exploit CT-202.
We shall pay certain royalties and annual payments to Lonza under the applicable license agreement with respect to the manufacturing and sale of CTIM-76 or CT-202, as applicable, which amounts shall be determined by the party manufacturing CTIM-76 or CT-202, as applicable, and ranges from a potential annual payment of up to less than $500,000 per asset and a royalty per asset on net sales from 0% up to a low single digit percentage. Under each respective license agreement, the royalty payments and annual payments would be reduced per asset in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CTIM-76 or CT-202, as applicable, is being sold, and the royalty payments per asset would expire upon the later of the expiration of the licensed patents in the country in which CTIM-76 or CT-202, as applicable, is being sold, the expiration of the licensed patents in the country in which CTIM-76 or CT-202, as applicable, is being manufactured, and 10 years from the first commercial sales of CTIM-76 or CT-202, as applicable, in such country of sale.
The Lonza CTIM-76 License Agreement and the Lonza CT-202 License Agreement each continue until respectively terminated. We or Lonza may terminate either the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement, as applicable, for uncured material breaches or insolvency of the other party. We can unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement upon certain actions by us.
The Lonza CTIM-76 License Agreement and Lonza CT-202 License Agreement also each contain customary representations, warranties, indemnification and other obligations of us and Lonza.
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
For CTIM-76, our CLDN6 x CD3 TCE, we are aware of several companies developing T cell engagers against CLDN6. Several TCE candidates are currently in clinical development, including those of Beigene (BGB-B455), Third Arc Bio (ARC101), and Xencor (XmAb541). We may face further competition from companies pursuing the development of product candidates that target CLDN6 through other modalities, including Daiichi Sankyo (DS9606), BioNTech (BNT211), and TORL (TORL-1-23).

For CT-95, our MSLN x CD3 TCE, we are aware that Amgen (AMG-305) has a TCE candidate currently in clinical development. We may face further competition from companies pursuing the development of product candidates that target MSLN through other modalities, including RemeGen Biosciences (RC88), Outpace Bio (OPB-101), and Navrogen (NAV001, NAV008).

For CT-202, our Nectin-4 x CD3 TCE, we are aware of several companies developing T cell engagers against Nectin-4. Several TCE candidates are currently in clinical development, including those of Bicycle Therapeutics (BT7480). We may face further competition from companies pursuing the development of product candidates that target Nectin-4 through other modalities, including Pfizer (Padcev®), Bicycle Therapeutics (BT8009), Eli Lilly (LY4052031, LY4101174), Corbus Pharmaceuticals (CRB-701), Bio-Thera (BAT8007), Mabwell (PMW2821), Adcentrx (ADRX-0706), Aktis Oncology (AKY-1189), and Shanghai Henlius Biotech (HLX-309).

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

As of March 1, 2026, the Integral Molecular, Inc. patent portfolio covering CTIM-76 and methods of use that we exclusively licensed pursuant to the Integral License Agreement includes three granted U.S. patents, two pending U.S. non-provisional applications, granted patents in China, Eurasia, Japan, Saudi Arabia, Vietnam, Ukraine, and South Africa, and pending foreign applications in United Arab Emirates, Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, New Zealand, the Philippines, Saudi Arabia, Singapore, South Africa, Thailand, Taiwan and Vietnam, of which the Philippines and Vietnam are allowed. The U.S. patents are expected to expire in 2040 and 2043, subject to any extensions or disclaimers. We also own two pending U.S. provisional applications, two pending International Patent Cooperation Treaty applications, and a pending application in Taiwan covering CTIM-76 and methods of using it, which, if converted and issued, will expire in 2045, subject to any extensions or disclaimers.

As of March 1, 2026, we own the patent portfolio covering CT-95 and methods of use, which includes one U.S. patent, one pending U.S. non-provisional application, two pending U.S. provisional applications, and pending foreign applications in Australia, Canada, Europe, Japan, and Taiwan. The U.S. patent and any patents that grant from the pending applications are expected to expire in 2042, subject to any extensions or disclaimers.

As of March 1, 2026, the BioAtla patent portfolio covering CT-202 and methods of use that we exclusively licensed pursuant to the BioAtla License Agreement includes one U.S. patent, two pending U.S. non-provisional applications, a granted patent in Japan, Mexico and Taiwan, and pending foreign applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Macau, Mexico, Singapore, Thailand, and Taiwan, of which Israel is allowed. The issued patent and any patents that grant from the pending applications are expected to expire from 2039 to 2041, subject to any extensions or disclaimers.

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
U.S. Regulatory Pathway
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
The FDA offers a number of expedited development and review programs for qualifying product candidates, including the fast track program. New drug and biological product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation considers the combination of the product candidate’s therapeutic potential and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request that the FDA designate product candidate as fast track at any time during clinical development. The sponsor of a fast track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product candidate development. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA/BLA on a rolling basis before the complete application is submitted upon agreement with the FDA. Fast track designation does not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for this program, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs and biologics intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA/BLA. If the FDA grants orphan drug designation, the FDA then discloses publicly the identity of the therapeutic agent and its potential orphan use. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA market approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug for the same indication or disease as defined by the FDA.

We have in the past used and intend to continue to utilize the services of third-party experts to supplement internal regulatory planning and implementation.

Ongoing FDA Regulation
After the FDA permits a product to enter commercial distribution, numerous and pervasive regulatory requirements continue to apply to our business operations, products and technologies. These include:
•current good manufacturing practice (“cGMP”) requirements applicable to drugs and biologics, which require manufacturers, including third-party manufacturers, to follow stringent production, control, quality assurance, supplier qualification, documentation and other procedures throughout all aspects of the manufacturing process;
•labeling and marketing regulations which require that promotion is truthful, not misleading, fairly balanced and consistent with FDA-approved labeling for prescription drug and biologic products;
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
The FDA has broad post-market and regulatory enforcement powers. Manufacturers of biologic products and drug products are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with cGMP and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.
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
Regulatory Pathway in the EU

Like the United States, the most important and time-consuming part of seeking marketing authorization in the European Union (“EU”) is the clinical trial process. In the EU, the various stages of non-clinical and clinical testing are subject to a significant volume of regulatory requirements and controls.

The EU Clinical Trials Regulations (“EU CTR”), adopted in April 2014, became applicable on January 31, 2022 and repealed and replaced the EU Clinical Trials Directive. The EU CTR applies to all EU member states, unlike the precedent directive, which required each member state to enact the directive into national law. The EU CTR aims to harmonize the assessment and supervision process for clinical trials throughout the EU through the Clinical Trials Information System (“CTIS”). The CTR creates a centralized process, permitting clinical trial sponsors to submit a single clinical trial application, applicable to all multi-center trial sites within the EEA.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

To be placed on the market in the European Economic Area (“EEA”) following the clinical trial process, new medical products, including biologics, require a marketing authorization (“MA”). An MA application may be made through either the centralized or decentralized process, dependent, among other things, on the type of medical product seeking authorization. A centralized MA is issued by the European Commission based on the opinion of the European Medicines Agency (“EMA”). Centralized MAs are valid throughout the EU and required for certain types of medicinal products like those derived from biotechnological processes, orphan medical products, advanced therapy medicinal products, and medicinal products with a new active substance for the treatment of certain diseases. Where the centralized procedure is not mandatory or chosen, applicants may seek authorization through national procedures, the decentralized procedure, or the mutual recognition procedure, which result in national marketing authorizations granted by individual EU Member States.

Regulatory Pathway in the United Kingdom

As of January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws related to medical products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK; however, new EU legislation such as the EU CTR is not applicable in the UK.

As of January 1, 2025, all of the UK (including England, Wales, Scotland, and Northern Ireland) are regulated under the Medicines and Healthcare products Regulatory Agency (“MHRA”), the standalone UK medicines and medical device regulator. The UK regulatory framework for clinical trials is the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trials Directive. In 2024, the UK introduced amendments to the law that seek to streamline the process and accelerate approvals, while maintaining appropriate safety standards. The amendment is set to take full effect starting in April 2026.

In order to obtain a UK marketing authorization to place medical products on the market in the UK, an applicant must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA may rely on the International Recognition Procedure (“IRP”) when reviewing certain types of MA applications. Pursuant to the IRP, the MHRA will consider the expertise and decisions of trusted regulatory partners (e.g., the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EMA). The MHRA will conduct a targeted assessment of IRP applications but retains the authority to reject applications if the evidence provided is considered insufficiently robust.

Regulatory Pathway in Australia

The Australian Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council (“NHMRC”) set the legislative, regulatory and good clinical practice (“GCPs”) requirements for clinical trials in Australia. Australia has also adopted the ICH guidelines on GCP. Like other jurisdictions discussed above, pre-clinical trials are required to support a first-in-human trial in Australia.

The Therapeutic Goods Act 1989 and related regulations establish and maintain the national system of controls relating to the efficacy, quality, safety and timely availability of drugs and medical devices in Australia. The TGA administers two pathways for clinical trials, the Clinical Trials Notification (“CTN”) and Clinical Trials Approval

(“CTA”) schemes. These pathways govern the process through which “unapproved” (i.e., not yet authorized for the Australian market) therapeutic goods may be supplied solely for experimental use in humans. The choice of which pathway to use (CTN or CTA) is made by the clinical trial sponsor, which must be an Australian legal entity or have an Australian sponsor responsible to the TGA. That decision is reviewed and confirmed by the HREC that approves the protocol. The CTA pathway, which requires prior regulatory approval, is designed primarily for high-risk or novel treatments where there is limited or no knowledge of the therapeutic good’s safety for use in humans.

All therapeutic goods must be approved for inclusion in the Australian Register of Therapeutic Goods (the “ARTG”) before it may be marketed (or imported, exported, manufactured or supplied) in Australia. In order to obtain registration of the product on the ARTG, the medical product’s sponsor must provide evidence supporting quality, safety, and efficacy, which may include clinical trials, and evidence demonstrating that the manufacture of the therapeutic product complies with all applicable principles of current good manufacturing practices (“cGMPs”).

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

Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate revenue level. Future legislation could limit payments for our current and any future product candidates.
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
Human Capital
As of March 1, 2026, we had fifteen full-time employees and no part-time employees. None of these employees are represented by labor unions or covered by collective bargaining agreements. We believe that our employee relations are good.
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
We recently began our clinical trial for CTIM-76 and CT-95 and no clinical studies have begun on CT-202. It will be several years, if ever, before we obtain regulatory approval for a therapeutic product candidate, at which time any revenues for such product candidate will depend upon many factors, including market conditions, costs and effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, the scope of intellectual property protection for such product candidate, and the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors.

If we are unable to develop and commercialize one or more product candidates either alone or with collaborators, including through the potential out-licensing of our product candidates, or if revenues from any product candidate that receives marketing approval or is commercialized are insufficient, we may not achieve profitability or sustain profitability, which would have an adverse effect on the value of our common stock.
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

Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts or we might have to obtain funds through arrangements, such as selling or out-licensing our product candidates, with collaborative partners or others that may require us to relinquish rights to our technologies or product candidates that we otherwise would not relinquish. We may also be unable to expand our operations or otherwise capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.
If we are not able to successfully integrate recent and future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.

Our obtainment of the rights to CT-202 and the acquisition of CT-95, and any other future acquisition that we may undertake, involve risks related to the integration of the acquired assets into the Company after the acquisition is completed. These risks include delays in development timelines, increased expenses, and assumption of undisclosed liabilities.
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
Inflation, geopolitical developments, global supply chain disruptions and public health concerns could adversely affect our business and results of operations.
While inflation in the United States has been relatively low in recent years, the economy in the United States has encountered a higher level of inflation since 2021. Inflation has raised our costs for commodities, labor, materials, and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments, global supply chain disruptions and public health concerns, have caused, and may in the future cause, global economic uncertainty and instability, which may make it more difficult or costly for us to secure additional financing or acquire the supplies necessary to run our clinical trials. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations, or cash flows.
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
Further increasing uncertainty related to trade policies, on February 20, 2026, the U.S. Supreme Court ruled against the U.S. presidential administration’s use of tariffs under the International Emergency Economic Powers Act ("IEEPA"). However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, and not all tariffs announced throughout 2025 were impacted by this U.S. Supreme Court decision. Additionally, in response to the U.S. Supreme Court ruling, the U.S. presidential administration imposed a new worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions by the U.S. presidential administration or others, represents a significant source of uncertainty.
In addition, in response to these tariffs, other countries have threatened, announced or implemented retaliatory tariffs on U.S. goods. Political tensions and uncertainty as a result of rapidly changing trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.
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
•our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs;
•our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of our product candidates;
•the prevalence, duration and severity of any side effects or other safety issues experienced with our product candidates or future approved products, including when tested or used in combination with other approved products or product candidates;
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
Any product candidate, whether used alone or in combination with other approved products or product candidates, may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require it to be taken off the market, require it to include safety warnings or otherwise limit its sales.
Serious adverse events or undesirable side effects caused by a product candidate, whether used alone or in combination with other approved products or product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, certain patients treated with CTIM-76 or CT-95 experienced adverse events that included, but were not limited to, cytokine release syndrome, fatigue, liver enzyme elevations and nausea.

If unacceptable side effects arise in the development of any product candidate, we, the FDA or comparable foreign regulatory authorities, the institutional review boards (“IRBs”) at the institutions in which our studies are conducted, or the data safety monitoring board, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using a product candidate, whether used alone or in combination with other approved products or product candidates, to understand the side effect profiles for our clinical trials and upon any commercialization of any product candidate. Inadequate training in recognizing or managing the potential side effects of any product candidate, whether used alone or in combination with other approved products or product candidates, could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, if any product candidate receives marketing approval, and we or others later identify undesirable side effects caused by such product, whether used alone or in combination with other approved products or product candidates, a number of potentially significant negative consequences could result, including:
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
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays or difficulties in enrollment, or be required by the FDA or similar regulatory authorities outside the United States to increase our enrollment, which would result in the delay of completion of such trials beyond our expected timelines.
The success of our business depends primarily upon our ability to identify, develop and commercialize products using our proprietary technologies.
We have initiated Phase 1 clinical trials for CTIM-76 and CT-95 in 2025 and are planning for the initiation of a first-in-human trial for CT-202. We may be unsuccessful in advancing any product candidate during clinical development or otherwise into clinical development or in identifying and developing additional product candidates.
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
Even if we do commence additional clinical trials of product candidates and continue to identify new product candidates, such product candidates may never be approved. Failure to successfully identify and develop new product candidates and obtain regulatory approvals for our product candidates would have a material adverse effect on our business and financial condition and could cause us to cease operations.
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
We sometimes estimate, and may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies or clinical trials, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives.
The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. For example, in 2025 we adjusted our guidance regarding the anticipated dosing of the first patient in the CT-95 Phase 1 trial.
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
We may be required by the FDA to obtain approval of a companion diagnostic in connection with approval of our current product candidates, and if we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.
According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We have collaborated, and expect to continue to collaborate, with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such diagnostic, which would be subject to regulatory approval requirements. The process of obtaining or creating a diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product candidate and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

We and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product candidate. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.
Fast track designation from the FDA may not actually lead to a faster development or regulatory review or approval process.
Investigational biological product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product candidate development.

Even if the FDA grants fast track designation to one of our product candidates, such designation may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures, and the designation does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
We may seek orphan drug designation in the U.S. and in the European Union for our product candidates. Upon receipt of FDA approval, orphan drug status would provide us with seven years of market exclusivity in the U.S. under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for any of our product candidates for any indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication, or which may receive orphan drug designation in the future, will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a marketing application. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $0.4 million per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee. There can be no assurance that we will receive orphan drug designation for any of our drug candidates for any additional indications if we elect to seek such designation. Even if orphan designation is granted, it may be withdrawn by the FDA for non-compliance with regulations.

Risks Related to Our Organization, Structure and Operations
Our reliance on a central team consisting of a limited number of employees and consultants who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.
As of March 1, 2026, we had fifteen full-time employees. We also have various consultants who we rely on for research and development, business development and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time and resources to support the operations of our business, including our research and development activities, and the management of financial, accounting and reporting matters. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition and results of operations could be harmed.
Our future success depends on our ability to retain our Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Martin Lehr, our Chief Executive Officer, Dr. Karen Chagin, our Chief Medical Officer, Jennifer Minai-Azary, our Chief Financial Officer, and Alex Levit, our Chief Legal Officer.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect us and our suppliers and collaboration partners. Any supplier or collaboration partner bankruptcy or insolvency, or the failure of any collaboration partner to make payments when due, or any breach or default by a supplier or collaboration partner, or the loss of any significant supplier or collaboration partner relationships, could result in material losses to us and may have a material adverse impact on our business.
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

We have relied on and we expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (“CROs”), to conduct preclinical studies and clinical trials for product candidates. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on such third parties will not relieve us of our regulatory responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulations, commonly referred to as GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
Further, conducting clinical trials in foreign countries, which we are pursuing for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, failure to comply with privacy and related legal requirements, managing additional administrative burdens and costs associated with foreign regulatory schemes, managing cross-border operational activities, and political and economic risks relevant to such foreign countries.
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

We face significant competition in establishing relationships with appropriate collaborators. In addition, there continues to be consolidation among large pharmaceutical companies, which has resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include, among other things and as applicable for the type of potential product, an assessment of the opportunities and risks of our product candidates, the design or results of studies or trials, the likelihood of approval, if necessary, by the U.S. Department of Agriculture, the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and industry and market conditions generally.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics and pharmaceuticals, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of CLDN6, MSLN and Nectin-4 therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The novel mechanism of action and immunotherapy characteristics of our TCE bsAb product candidates may present unique clinical safety risks, which could delay or prevent regulatory approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of product candidates based on the completed clinical trials, as the FDA often makes decisions consistent with the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
•the possibility that immune-mediated toxicities associated with our TCE bsAb produce candidates may require trial protocol modifications, dose interruptions or reductions, or could delay or prevent the completion of clinical trials;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a patient by patient basis for use in clinical trials.
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of a product candidate in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Safety Monitoring Committee. The FDA’s review of our data of our clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of a product candidate, the commercial prospects for such product candidate will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, because the product candidates utilize a TCE bsAb mechanism of action, clinical development may be particularly susceptible to immune-mediated adverse events, which may required protocol modifications, dose interruptions or reductions, enhanced patient monitoring, or hospitalization requirements, and could delay, suspend or prevent the completion of clinical trials.
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
If and when our clinical trials for our current and any future product candidates are completed and, assuming positive data, we expect to advance to potential registrational trials. The current general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from at least one well-controlled, Phase 3 clinical study of the relevant biologic or drug in the relevant patient population, although the FDA has historically required, and many foreign regulatory authorities still require, dispositive data from two such studies. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA for the relevant product candidate. For example, the FDA may require that we conduct a comparative trial against an approved therapy, which would significantly delay our development timelines and require substantially more resources. As well, in 2022 the Oncology Center of Excellence (OCE) of the FDA implemented Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development, which has impacted and could continue to impact our current and future clinical trials and significantly delay our development timelines and require substantially more resources. In addition, because our product candidates utilize a TCE bsAb mechanism of action, clinical development may be subject to risks associated with immune-mediated toxicities, which may require protocol modifications, dose interruptions or reductions, enhanced patient monitoring, or hospitalization and could delay or prevent regulatory approval.
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
For example, on August 16, 2022, the IRA, was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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

Robert F. Kennedy Jr., the Secretary of the U.S. Department of Health and Human Services ("HHS"), which oversees the FDA, has previously stated his intent to reform, downsize or restructure these agencies. For example, HHS terminated 10,000 employees in 2025, and the FDA has released a plan to phase out animal testing requirements in preclinical safety studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our current or any future product candidates may not achieve regulatory approval. Even if we are successful in achieving regulatory approval for one of more of our product candidates, such approval could be significantly delayed by changes at the FDA.
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
Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or designed around. U.S. patents and patent applications may also be subject to interference or derivation proceedings, and U.S. patents may be subject to reexamination, post-grant review and/or inter partes review proceedings in the USPTO.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We rely on our, and our licensors rely on their, outside counsel and employ an outside firm to pay these fees due to USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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
Our commercial success depends in part upon our ability to develop, manufacture, market and sell product candidates without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the pharmaceutical and biotechnology field is common, including patent infringement lawsuits, and such interference, derivation, reexamination, post-grant review, inter partes review and opposition proceedings before the USPTO and corresponding international patent offices.
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
The market price of our common stock has been, and may continue to be, volatile and fluctuate significantly in response to several factors, most of which we cannot control, including:
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
Our common stock is listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On February 27, 2025, we received a letter from Nasdaq stating that the we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. While we have since regained compliance with the Minimum Bid Price Rule, if we fail to maintain compliance with the Minimum Bid Price Rule or we fail to continue to meet any other applicable continued listing requirement for The Nasdaq Stock Market, our common stock may be delisted, which would adversely affect the market liquidity of our common stock and our ability to obtain financing to fund our operations.
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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which we currently expect to occur as of December 31, 2026. Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot determinate if investors find our common stock less attractive because we elect to rely on these exemptions, or if taking advantage of these exemptions has or will result in less active trading or more volatility in the price of our common stock.
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
We could be subject to securities class action litigation or litigation challenging the validity of provisions in our amended and restated certificate of incorporation or amended and restated bylaws.
In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. In addition, litigation challenging the validity of provisions in a public company’s certificate of incorporation or bylaws has been increasing in recent years, and we have in the past, and may again in the future, be the subject of such litigation. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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
Risks from Cybersecurity Threats
We have not encountered cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our company, including our business strategy, results of operations or financial condition. For a discussion of whether and how any risks from cybersecurity threats may materially affect us, see Part I, Item 1A. Risk Factors.
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
Reporting to Senior Leadership
The SVP of Operations, in his capacity, regularly informs the Chief Financial Officer and Chief Executive Officer of all aspects related to material cybersecurity risks and incidents. This is intended to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us.
Item 2. Properties
Our corporate headquarters are located at 2001 Market Street, Suite 3915, Unit #15, Philadelphia, PA 19103, where we occupy approximately 6,200 square feet of office space pursuant to a lease most recently amended in January 2026 that expires on November 30, 2027. This amended lease included additional office space and allows us to renew the lease at our option for one additional successive one-year period. We believe our facility is adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. If needed, we believe appropriate alternative space will be readily available on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as disclosed below, we are not presently a party to any material legal proceedings.
On February 4, 2026, the Vladimir Gusinsky Revocable Trust filed a stockholder class action complaint (the “Action”) against us and our directors in the Court of Chancery of the State of Delaware (the “Court”) asserting that (i) Article V, Section 2 of our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), provides for a full term of three years for directors in violation of Section 211(b) of the General Corporation Law of the State of Delaware (the “DGCL”) and (ii) Article VI, Section 1 of the Certificate of Incorporation limits removal of directors only for cause in violation of Section 141(k) of the DGCL.
On February 24, 2026, a stipulation and proposed consent judgment (the “Stipulated Judgment”) was filed with the Court regarding the Action, and on March 11, 2026, the Court approved the Stipulated Judgment, pursuant to which Article V, Section 2 and Article VI, Section 1 of the Certificate of Incorporation were determined to be invalid and unenforceable. On March 11, 2026, we filed a Certificate of Correction with the Delaware Secretary of State reflecting such provisions as invalid, unenforceable and no longer part of the Certificate of Incorporation. Accordingly, the term of office of our current members of the Board of Directors will expire at our 2026 annual meeting of stockholders, with each serving until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. In addition, directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.
On March 11, 2026, pursuant to the Stipulated Judgment, the Action was dismissed with prejudice with respect to the plaintiff; however, the Court retains jurisdiction to address any mootness fee application.

Item 4. Mine Safety Disclosures
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our common stock has been traded on The Nasdaq Stock Market under the symbol “CNTX” since October 20, 2021 following our initial public offering.
Stockholders
As of March 19, 2026, we had 91,879,177 shares of common stock outstanding held by 45 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered Sales of Equity Securities
During the fourth quarter of 2025, we granted inducement stock options outside of the 2021 Long-Term Performance Incentive Plan covering 30,000 shares of the Company’s common stock to a new employee (the “Inducement Grant”) with an exercise price of $0.97 per share. The Inducement Grant will vest as to 25% of the shares on the first anniversary of the date of grant and in successive equal monthly installments over the subsequent three years, subject to continued employment with the Company and the terms and conditions in the stock option agreement. The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933.
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
Overview
We are a clinical-stage biopharmaceutical company advancing TCE bispecific antibodies for solid tumors. Our goal is to build an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 TCE, CT-95, an MSLN x CD3 TCE, and CT-202, a Nectin-4 x CD3 TCE.

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. We have an active IND for CTIM-76 with the FDA. We dosed the first patient in our CTIM-76 Phase 1 clinical trial in January 2025. We expect to share Phase 1a interim data for the CTIM-76 trial in June 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share Phase 1a interim data for the CT-95 trial in September 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. We submitted our application to the HREC in March 2026 to support the initiation of a first-in-human trial for CT-202. We expect to dose the first patient in our CT-202 Phase 1 trial in the third quarter of 2026.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt and convertible preferred stock. Our net loss was $36.1 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $130.9 million.

Asset Acquisition Agreements
CTIM-76: Integral Molecular License Agreement
In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) (the “Integral License Agreement”) for the development of a CLDN6 bsAb for cancer therapy. On February 29, 2024, we further amended (the "Second Amendment") the Research Collaboration and License Agreement (the “Integral License Agreement”, as amended) with Integral to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, at the time of the Second Amendment, we were aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034, and then in 2025 became aware of a patent that issued in the United States expiring in March 2042, in each instance that potentially covers certain parts of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patent on commercially reasonable terms, or at all.
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

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla is eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single-digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. In October 2025, we achieved a $2.0 million development milestone under the BioAtla License Agreement, which we paid to BioAtla in the fourth quarter of 2025.

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

As of December 31, 2025, we had cash and cash equivalents of $66.0 million, which we expect will be sufficient to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into mid-2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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
Private Placement

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million, and the Private Placement closed on May 6, 2024. In September 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of December 31, 2025, 3,304,541 Pre-Funded Warrants remained outstanding.

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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$31,856,252	$22,701,335	$9,154,917	40%
General and administrative	7,846,379	7,222,565	623,814	9%
Loss from operations	(39,702,631)	(29,923,900)	(9,778,731)	33%
Interest income	3,378,545	3,200,224	178,321	6%
Other income (expense)	200,471	(1,428)	201,899	*
Net loss	$(36,123,615)	$(26,725,104)	$(9,398,511)	35%
* Percentage not meaningful
Research and Development Expenses
Research and development expenses increased by approximately $9.2 million for the year ended December 31, 2025 as compared to 2024. The following table summarizes our research and development expenses for the year ended December 31, 2025 as compared to 2024:

	Year ended December 31,
	2025	2024	$ Change	% Change
CTIM-76	$6,843,564	$5,581,896	$1,261,668	23%
CT-95	4,865,479	4,871,254	(5,775)	—%
CT-202	15,573,393	11,151,496	4,421,897	40%
Personnel-related costs	4,368,441	1,032,516	3,335,925	323%
Other research and development	205,375	64,173	141,202	220%
	$31,856,252	$22,701,335	$9,154,917	40%
CTIM-76 expenditures increased by $1.3 million, primarily due to an increase of $3.1 million in clinical costs as a result of continued progression of our ongoing Phase 1 clinical trial. This increase was partially offset by a decrease of $1.0 million in preclinical costs as a result of the completion of IND-enabling studies in early 2024 and a decrease of $0.8 million in contract manufacturing costs. CT-95 expense of $4.9 million for 2025 primarily represents $3.7 million in clinical costs and $1.2 million in preclinical, contract manufacturing, and diagnostic development expenses incurred. CT-95 expense of $4.9 million for 2024 primarily represents consideration paid of $3.75 million to acquire the asset from Link in July 2024 and approximately $1.1 million in other expenses, the majority of which was $0.6 million of clinical start up costs. CT-202 expense of $15.6 million for 2025 primarily represents $8.7 million in contract manufacturing costs, $4.7 million in preclinical expenses, and a $2.0 million expense related to achieving a development milestone under the BioAtla License Agreement. CT-202 expense of $11.2 million for 2024 primarily represents the $11.0 million consideration paid under the BioAtla License Agreement entered into in September 2024. Personnel-related costs, which include salaries, benefits and stock-based compensation expense, increased by approximately $3.3 million, primarily due to higher headcount over the prior year as well as termination benefits incurred related to certain employee departures. Other research and development expense increased by approximately $0.1 million, due to allocated expenses as a result of higher headcount over the prior year.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million from $7.2 million for the year ended December 31, 2024 to $7.8 million for the year ended December 31, 2025. The increase was primarily driven by a $0.7 million increase in salaries and personnel-related costs, including share-based compensation, mainly due to higher headcount and compensation adjustments. The increase was partially offset by a decrease in professional fees of $0.1 million.
Interest Income
Interest income increased by approximately $0.2 million for the year ended December 31, 2025 as compared to 2024, primarily due to additional interest earned from higher cash and cash equivalent balances following the Private Placement and other sales of common stock.
Other Income (Expense)
Other income was $0.2 million for the year ended December 31, 2025 as compared to other expense of $1,400 in 2024, primarily due to foreign currency gains in 2025 as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2025, we have funded our operations through the sale of common stock, warrants, convertible debt and convertible preferred stock. As of December 31, 2025, we had $66.0 million in cash and cash equivalents and an accumulated deficit of $130.9 million.
We expect our cash and cash equivalents at December 31, 2025 to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into mid-2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024
Cash used in operating activities	$(26,385,380)	$(14,556,434)
Cash used in investing activities	(2,033,948)	(14,757,316)
Cash (used in) provided by financing activities	(15,268)	109,293,747
Net (decrease) increase in cash and cash equivalents	$(28,434,596)	$79,979,997
Comparison of the Years Ended December 31, 2025 and 2024
Operating Activities
During the year ended December 31, 2025, we used $26.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $36.1 million, partially offset by a net change in our operating assets and liabilities of $6.3 million, in-process research and development charges of $2.0 million, and non-cash share-based compensation of $1.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates.
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
Investing Activities
During the year ended December 31, 2025, cash used in investing activities was attributable to a payment of $2.0 million under the BioAtla License Agreement for the achievement of a development milestone for CT-202, and purchases of property and equipment totaling $34,000.
During the year ended December 31, 2024, cash used in investing activities was primarily attributable to a payment of $11.0 million under the BioAtla License Agreement for the development of CT-202 and a one-time payment of $3.75 million made to Link to acquire the assets associated with CT-95.
Financing Activities
During the year ended December 31, 2025, we used approximately $15,000, of cash in financing activities related to the payment of remaining offering costs from the sale of ATM Shares under our ATM Sales Agreement.
During the year ended December 31, 2024, financing activities provided $109.3 million, consisting of net proceeds of $94.8 million from the sale of common stock and Pre-Funded Warrants in the Private Placement, as well as net proceeds of $14.5 million from the sale of common stock under our ATM Sales Agreement..
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
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct clinical studies and other research and development activities, acquired in-process research and development, salaries, share-based compensation, and other operational costs related to our research and development activities.
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

Item 8. Financial Statements and Supplementary Data
Context Therapeutics Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Context Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Context Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey
March 23, 2026

Context Therapeutics Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,995,228	$94,429,824
Prepaid expenses and other current assets	2,358,474	3,466,160
Total current assets	68,353,702	97,895,984
Operating lease right-of-use asset	110,410	218,816
Property and equipment, net	29,656	11,959
Total assets	$68,493,768	$98,126,759
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,532,887	$1,452,188
Accrued expenses and other current liabilities	5,375,090	1,188,929
Operating lease liability - current	112,064	107,316
Total current liabilities	8,020,041	2,748,433
Operating lease liabilities - non-current	—	112,064
Total liabilities	8,020,041	2,860,497
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.001 par value; 200,000,000 shares authorized; 91,879,177 and 89,704,194 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	91,879	89,704
Additional paid-in capital	191,285,157	189,956,252
Accumulated deficit	(130,903,309)	(94,779,694)
Total stockholders' equity	60,473,727	95,266,262
Total liabilities and stockholders' equity	$68,493,768	$98,126,759
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2025	2024
Operating expenses:
Research and development	$31,856,252	$22,701,335
General and administrative	7,846,379	7,222,565
Loss from operations	(39,702,631)	(29,923,900)
Interest income	3,378,545	3,200,224
Other income (expense)	200,471	(1,428)
Net loss	$(36,123,615)	$(26,725,104)
Net loss per common share, basic and diluted	$(0.38)	$(0.46)
Weighted average shares outstanding, basic and diluted	95,185,683	58,416,141
The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	15,966,053	$15,966	$79,909,644	$(68,054,590)	$11,871,020
Share-based compensation expense	—	—	841,867	—	841,867
Sale of common stock and prefunded warrants in private placement, net of offering costs of $5,234,020	59,032,259	59,032	94,699,715	—	94,758,747
Sale of common stock from ATM facility, net of offering costs of $480,268	14,705,882	14,706	14,505,026	—	14,519,732
Net loss	—	—	—	(26,725,104)	(26,725,104)
Balance at December 31, 2024	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Exercise of pre-funded warrants from private placement	2,174,983	2,175	(2,175)	—	—
Share-based compensation expense	—	—	1,331,080	—	1,331,080
Net loss	—	—	—	(36,123,615)	(36,123,615)
Balance at December 31, 2025	91,879,177	$91,879	$191,285,157	$(130,903,309)	$60,473,727

The accompanying notes are an integral part of these consolidated financial statements.

Context Therapeutics Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,123,615)	$(26,725,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	2,000,000	14,750,000
Share-based compensation expense	1,331,080	841,867
Depreciation and amortization expense	16,251	10,881
Reduction in the carrying amount of operating lease right-of-use asset	108,406	41,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,107,686	(1,868,776)
Accounts payable	1,095,967	(946,096)
Accrued expenses and other current liabilities	4,186,161	(619,770)
Operating lease liability	(107,316)	(41,258)
Cash used in operating activities	(26,385,380)	(14,556,434)
Cash flows from investing activities:
Acquired in-process research and development	(2,000,000)	(14,750,000)
Purchase of property and equipment	(33,948)	(7,316)
Cash used in investing activities	(2,033,948)	(14,757,316)
Cash flows from financing activities:
Proceeds from the sale of common stock and prefunded warrants in private placement, net of offering costs	—	94,758,747
Payment of offering costs from the sale of common stock from ATM facility	(15,268)	—
Proceeds from the sale of common stock from ATM facility, net	—	14,535,000
Cash (used in) provided by financing activities	(15,268)	109,293,747
Net (decrease) increase in cash and cash equivalents	(28,434,596)	79,979,997
Cash and cash equivalents at beginning of year	94,429,824	14,449,827
Cash and cash equivalents at end of year	$65,995,228	$94,429,824

Supplemental disclosure of non-cash activities:
Cashless exercise of prefunded warrants from private placement	$2,175	$—
Unpaid offering costs in Accounts payable	$—	$15,268
Right-of-use asset acquired under operating lease	$—	$260,638
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $130.9 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $66.0 million as of December 31, 2025 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Company’s segment based on net loss, which is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Operating Expenses:
CTIM-76	$6,843,564	$5,581,896
CT-95	4,865,479	4,871,254
CT-202	15,573,393	11,151,496
Personnel-related costs	7,292,550	3,760,439
Professional fees	2,125,628	2,249,207
Share-based compensation	1,331,080	841,867
Other segment items (a)	1,670,937	1,467,741
Loss from operations	(39,702,631)	(29,923,900)
Interest income	3,378,545	3,200,224
Other income (expense)	200,471	(1,428)
Segment and Net loss	$(36,123,615)	$(26,725,104)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At December 31, 2025, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $65.5 million.
Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of each of December 31, 2025 and December 31, 2024, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.
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

The Company estimates the fair value of employee and non-employee stock awards as of the date of grant using the Black-Scholes option pricing model. The Company lacks Company-specific historical and implied volatility information. Therefore, management estimates the expected share price volatility based on the historical volatility of a publicly traded set of peer companies in addition to the Company's historical volatility information. Management expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded share price. The expected term of the Company’s stock awards has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock awards. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. To date, the Company has not taken any uncertain tax position or recorded any reserves, interest or penalties. Interest and penalties related to uncertain tax positions are included within the provision for income tax.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Stock options	5,868,500	3,273,615
Warrants	5,860,000	5,860,000
	11,728,500	9,133,615
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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$65,523,204	$65,523,204	$—	$—

		December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$93,949,553	$93,949,553	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Compensation and benefits	$1,384,430	$891,917
Research and development costs	3,913,168	229,908
Professional fees	38,524	17,325
Other	38,968	49,779
Total	$5,375,090	$1,188,929

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of December 31, 2025, 3,304,541 Pre-Funded Warrants remained outstanding. The aggregate gross proceeds for the Private Placement were approximately $100 million, before deducting offering expenses of approximately $5.2 million, and the Private Placement closed on May 6, 2024.
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
At December 31, 2025, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	3,304,541	$0.001	No expiration
	9,164,541

(7) Share-Based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. On its initial effective date, the 2021 Incentive Plan allowed for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of December 31, 2025, 1,322,222 shares remained available for future grants.
In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the year ended December 31, 2025, the Company granted inducement stock options covering 389,000 shares of the Company’s common stock to new employees.
Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is 10 years. The expiration dates of the outstanding share-based awards range from January 2028 to October 2035.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Research and development	$235,779	$61,121
General and administrative	1,095,301	780,746
	$1,331,080	$841,867

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option awards granted during 2025 and 2024 were as follows:

	2025	2024
Expected stock price volatility	111.98%	95.54%
Expected term (in years)	5.94	6.00
Risk-free interest rate	4.29%	4.13%
Expected dividend yield	—	—
As the Company began trading publicly in October 2021, there is a lack of Company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies in addition to the Company's historical volatility information. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,273,615	$1.97	8.2	$176,045
Granted	3,284,660	$0.77
Forfeited	(689,775)	$1.73
Outstanding at December 31, 2025	5,868,500	$1.33	8.2	$2,941,679
Vested and exercisable at December 31, 2025	2,144,441	$2.19	6.8	$512,287
Vested and expected to vest at December 31, 2025	5,868,500	$1.33	8.2	$2,941,679
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the years ended December 31, 2025 and 2024 was $0.65 and $1.19, respectively. As of December 31, 2025, the unrecognized compensation cost related to outstanding share-based awards was $2.0 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

(8) Commitments and Contingencies, including License Agreements
Operating Leases
In March 2024, the Company amended its lease for corporate office space in Philadelphia, Pennsylvania that it initially entered into in March 2023, in order to extend the expiration date to November 30, 2024. In July 2024, the Company further amended the lease, which is now set to expire on November 30, 2026, thus making the arrangement no longer qualify for the short-term lease exception under ASC 842. The Company also retains the right to renew the lease for up to two consecutive 12-month terms upon at least nine months advance notice to the landlord before any such successive renewal. These renewal options were not contemplated in the Company's calculation of its right of use asset and lease liability. See Note 10 for further discussion.
As of December 31, 2025, the operating lease right-of-use asset and the operating lease liabilities were each approximately $0.1 million, which were estimated using a discount rate of 11%. As of December 31, 2025, the remaining term of the Company’s noncancellable operating lease was 0.92 years. Future minimum lease payments under the lease are $0.1 million at December 31, 2025.
The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $126,000 and $125,000 for the years ended December 31, 2025 and 2024, respectively.
Employee Benefit Plans
The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. For the years ended December 31, 2025 and 2024, the Company provided contributions of approximately $108,000 and $60,000, respectively.
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
Asset Purchase Agreement

On July 9, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Company acquired CT-95 (formerly known as LNK-101), an MSLN x CD3 TCE bsAb, from Link (assignment for the benefit of creditors), LLC (“Link”), which succeeded to the assets of Link Immunotherapeutics Inc.
Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Taiwan and Japan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore the Company expensed the one-time payment as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2024.
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
As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. In October 2025, the Company achieved a $2.0 million development milestone under the BioAtla License Agreement which was expensed as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2025. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.
CTIM-76 and CT-202 Lonza License Agreements
The Company has obtained active pharmaceutical ingredients and drug product for its product candidates from several third-party contract manufacturers, including Lonza Sales AG (“Lonza Sales”) and Lonza AG (“Lonza AG”, and collectively with Lonza Sales, “Lonza”).
On November 7, 2022, the Company entered into a license agreement (the “Lonza CTIM-76 License Agreement”) with Lonza Sales in connection with Lonza’s development and manufacturing services with respect to CTIM-76. Under the terms of the Lonza CTIM-76 License Agreement, to the extent Lonza’s technology is incorporated into CTIM-76, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit CTIM-76.
On November 3, 2025, the Company entered into a license agreement (the “Lonza CT-202 License Agreement”) with Lonza Sales in connection with Lonza’s development and manufacturing services with respect to CT-202. Under the terms of the Lonza CT-202 License Agreement, to the extent Lonza’s technology is incorporated into CT-202, Lonza granted the Company a non-exclusive license to use certain proprietary Lonza intellectual property and systems for the Company to develop, manufacture and commercially exploit CT-202.
The Company shall pay certain royalties and annual payments to Lonza under the applicable license agreement with respect to the manufacturing and sale of CTIM-76 or CT-202, as applicable, which amounts shall be determined by the party manufacturing CTIM-76 or CT-202, as applicable, and ranges from a potential annual payment of up to less than $500,000 per asset and a royalty per asset on net sales from 0% up to a low single digit percentage. Under each respective license agreement, the royalty payments and annual payments would be reduced per asset in certain circumstances, including should the valid claims for any such patent rights not exist in the country in which CTIM-76 or CT-202, as applicable, is being sold, and the royalty payments per asset would expire upon the later of the expiration of the licensed patents in the country in which CTIM-76 or CT-202, as applicable, is being sold, the expiration of the licensed patents in the country in which CTIM-76 or CT-202, as applicable, is being manufactured, and 10 years from the first commercial sales of CTIM-76 or CT-202, as applicable, in such country of sale.
The Lonza CTIM-76 License Agreement and the Lonza CT-202 License Agreement each continue until respectively terminated. The Company or Lonza may terminate either the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement, as applicable, for uncured material breaches or insolvency of the other party. The Company can unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement upon certain actions by the Company.
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
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes no matters at either December 31, 2025 or 2024 that will have a material impact to the Company’s financial position, results of operations or cash flows. See Note 10 for further discussion.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by applicable law. The Company currently has directors and officers insurance. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

(9) Income Taxes
The Company is a corporation and is subject to federal, state and local corporate income taxes which have been provided for in the consolidated financial statements based upon ASC 740. Context BioPharma, Inc. has always been subject to corporate income taxes.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024. The Company had also not recorded any income tax benefits for the net operating losses incurred in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes the following changes to the U.S. tax code: restores bonus depreciation to 100% for all qualified assets placed in service after January 19, 2025, allows for the option to expense all domestic research and experimental expenditures for tax years beginning after December 31, 2024, allows for the option to recaptures all unamortized domestic research and experimental expenditures from prior years, changes the adjusted taxable income formula for interest expense limitation to include depreciation and amortization expense. The provisions of the OBBBA became effective for the Company during the year ended December 31, 2025.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$12,079,779	$9,318,875
Research and development credits	2,525,197	1,765,100
Capitalized research and development Section 174 expense	15,145,882	8,268,682
Share-based compensation	1,485,127	1,094,621
Amortization	4,514,521	4,258,804
Other accruals	431,201	299,517
Gross deferred tax assets	36,181,707	25,005,599
Deferred tax liabilities:
Prepaid expenses	(271,578)	(243,408)
Property and equipment	(8,229)	(2,799)
Net deferred tax assets	35,901,900	24,759,392
Less: valuation allowance	(35,901,900)	(24,759,392)
	$—	$—
In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to allow for the realization of deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $11.1 million and $8.2 million during the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2025		2024
Federal income tax benefit at statutory rate	$(7,584,636)	21.0%	$(5,611,510)	21.0%
State income tax, net of federal benefit (a)	(2,827,095)	7.8	(2,011,315)	7.5
Research and development credit	(760,097)	2.1	(533,785)	2.0
Change in valuation allowance	11,171,828	(30.9)	8,156,610	(30.5)
Effective income tax rate	$—	—%	$—	—%
(a) State taxes in Pennsylvania, Massachusetts and Philadelphia made up the majority (greater than 50 percent) of the tax effect in this category for 2025 and 2024.

The following table summarizes carryforwards of federal, state and local net operating losses (“NOL”) and research tax credits:

	December 31,
	2025	2024
NOL carryforwards—Federal	$44,031,473	$33,850,215
NOL carryforwards—State	44,413,810	33,934,258
NOL carryforwards—Local	23,792,092	18,967,829
Research tax credits—Federal	2,525,197	1,765,100
The NOL carryforwards begin expiring in 2037 for federal and state income tax purposes; however, all federal NOL carryforwards generated subsequent to January 1, 2018 are able to be carried forward indefinitely. Local NOL carryforwards expire after three years with the 2023 NOL set to expire in 2026. As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of $2.5 million and $1.8 million, respectively, that will begin to expire in 2037, unless previously utilized.
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
As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. Due to NOLs and tax credit carryforwards that remain unutilized, income tax returns for tax years from all years remain subject to examination by the taxing jurisdictions. The NOL carryforwards remain subject to review until utilized.

(10) Subsequent Events
In January 2026, the Company further amended its lease for corporate office space in Philadelphia, Pennsylvania that it initially entered into in March 2023 in order to obtain additional office space and to renew the lease for one additional successive one-year period that expires on November 30, 2026. The Company also retains the right to renew the lease for and additional 12-month term upon at least nine months advance notice to the landlord, including the right to remove the additional office space from that renewal.
On February 4, 2026, the Vladimir Gusinsky Revocable Trust filed a stockholder class action complaint (the “Action”) against the Company and its directors in the Court of Chancery of the State of Delaware (the “Court”) asserting that (i) Article V, Section 2 of the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), provides for a full term of three years for directors in violation of Section 211(b) of the General Corporation Law of the State of Delaware (the “DGCL”) and (ii) Article VI, Section 1 of the Certificate of Incorporation limits removal of directors only for cause in violation of Section 141(k) of the DGCL.
On February 24, 2026, a stipulation and proposed consent judgment (the “Stipulated Judgment”) was filed with the Court regarding the Action, and on March 11, 2026, the Court approved the Stipulated Judgment, pursuant to which Article V, Section 2 and Article VI, Section 1 of the Certificate of Incorporation were determined to be invalid and unenforceable. On March 11, 2026, the Company filed a Certificate of Correction with the Delaware Secretary of State reflecting such provisions as invalid, unenforceable and no longer part of the Certificate of Incorporation. Accordingly, the term of office of the current members of the Company’s Board of Directors will expire at the Company’s 2026 annual meeting of stockholders, with each serving until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. In addition, directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.
On March 11, 2026, pursuant to the Stipulated Judgment, the Action was dismissed with prejudice with respect to the plaintiff; however, the Court retains jurisdiction to address any mootness fee application.
The Company does not believe this matter will have a material impact on its financial position, results of operations or cash flows.

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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
As of December 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the captions “Information regarding Committees of the Board of Directors,” “Information regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports.”
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the captions “Executive Compensation” and “Director Compensation.”
.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the captions “Transactions with Related Persons” and “Director Compensation.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the caption “Proposal 2–Ratification of Selection of Independent Registered Public Accounting Firm.”

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
(b) Exhibits.

Exhibit No.	Description of Exhibit

3.1*	Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. as amended through March 11, 2026.

3.2
Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 11, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on March 13, 2026).

3.3
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

10.9†
Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 22, 2021).

10.10†
Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on November 1, 2021).

10.11†
Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2022).

10.12†
Employment Agreement, dated June 9, 2025, between Context Therapeutics Inc. and Karen Chagin, M.D. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 6, 2025).

10.13
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

10.15#
First Amendment to the Development and Manufacturing Services Agreement, dated January 9, 2025, between Lonza Sales AG, Lonza AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 20, 2025).

10.16#
License Agreement, dated November 7, 2022, between Lonza Sales AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 9, 2022).

10.17#
Amendment No. 1 to License Agreement, dated November 3, 2025, between Lonza Sales AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 5, 2025).

10.18#
License Agreement, dated November 3, 2025, between Lonza Sales AG and Context Therapeutics Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on November 5, 2025).

10.19
Registration Rights Agreement, dated May 1, 2024, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 2, 2024).

10.20#
Master Services Agreement, dated October 8, 2021, by and between Link Immunotherapeutics, Inc. and Just - Evotec Biologics, Inc. (as assigned to the Company on July 9, 2024) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 20, 2025).

Exhibit No.	Description of Exhibit
10.21#
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

10.26
Amendment No. 1 to Sales Agreement, dated as of October 24, 2025, by and between Context Therapeutics Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on October 24, 2025).

19	Context Therapeutics Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 20, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256572), as filed with the SEC on May 27, 2021).

23.1*	Consent of CohnReznick LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1*+	Certification pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

97	Context Therapeutics Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 21, 2024).

101	The following financial statements from Context Therapeutics Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements and (vi) information regarding trading arrangements set forth in Part II, Item 9B.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CONTEXT THERAPEUTICS INC.
	By:	/s/ Martin Lehr
Martin Lehr
March 23, 2026		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin Lehr	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2026
Martin Lehr

/s/ Jennifer Minai-Azary	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2026
Jennifer Minai-Azary

/s/ Andy Pasternak	Chairman of the Board and Director	March 23, 2026
Andy Pasternak

/s/ Philip Kantoff	Director	March 23, 2026
Philip Kantoff

/s/ Karen Smith	Director	March 23, 2026
Karen Smith

/s/ Jennifer Evans Stacey	Director	March 23, 2026
Jennifer Evans Stacey

/s/ Luke Walker	Director	March 23, 2026
Luke Walker

/s/ Linda West	Director	March 23, 2026
Linda West