Form 10-Q
period 2026-03-31
Context Therapeutics Inc.
filed 2026-05-06
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of shares of common stock outstanding at May 4, 2026 was 91,879,177 shares.

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
•    existing regulations and regulatory developments in the United States, Europe, Australia, and other jurisdictions;

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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$54,528,596	$65,995,228
Prepaid expenses and other current assets	3,988,220	2,358,474
Total current assets	58,516,816	68,353,702
Property and equipment, net	62,227	29,656
Operating lease right-of-use lease asset	280,050	110,410
Total assets	$58,859,093	$68,493,768
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,465,729	$2,532,887
Accrued expenses and other current liabilities	3,908,565	5,375,090
Operating lease liability - current	160,055	112,064
Total current liabilities	6,534,349	8,020,041
Operating lease liability - non-current	122,369	—
Total liabilities	6,656,718	8,020,041
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 91,879,177 shares issued and outstanding at March 31, 2026 and December 31, 2025	91,879	91,879
Additional paid-in capital	191,694,377	191,285,157
Accumulated deficit	(139,583,881)	(130,903,309)
Total stockholders' equity	52,202,375	60,473,727
Total liabilities and stockholders' equity	$58,859,093	$68,493,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$7,015,299	$3,462,991
General and administrative	2,328,500	2,066,152
Loss from operations	(9,343,799)	(5,529,143)
Interest income	520,139	958,517
Other income (expense)	143,088	(6,635)
Net loss	$(8,680,572)	$(4,577,261)
Net loss per common share, basic and diluted	$(0.09)	$(0.05)
Weighted average shares outstanding, basic and diluted	95,183,718	95,186,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	91,879,177	$91,879	$191,285,157	$(130,903,309)	$60,473,727
Share-based compensation expense	—	—	409,220	—	409,220
Net loss	—	—	—	(8,680,572)	(8,680,572)
Balance at March 31, 2026	91,879,177	$91,879	$191,694,377	$(139,583,881)	$52,202,375

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	$89,704	$190,249,969	$(99,356,955)	$90,982,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(8,680,572)	$(4,577,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	409,220	293,717
Depreciation and amortization expense	4,687	4,055
Reduction in the carrying amount of operating lease right-of-use asset	31,418	26,012
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,629,746)	87,560
Accounts payable	(67,158)	(435,637)
Accrued expenses and other current liabilities	(1,466,525)	(401,153)
Operating lease liability	(30,698)	(25,674)
Cash used in operating activities	(11,429,374)	(5,028,381)
Cash flows from investing activities:
Purchase of property and equipment	(37,258)	(33,948)
Cash used in investing activities	(37,258)	(33,948)
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	—	(15,268)
Cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	(11,466,632)	(5,077,597)
Cash and cash equivalents at beginning of period	65,995,228	94,429,824
Cash and cash equivalents at end of period	$54,528,596	$89,352,227

Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$201,058	$—
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
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $139.6 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $54.5 million as of March 31, 2026 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to commercially develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025. The consolidated financial information as of December 31, 2025 included herein has been derived from the annual audited consolidated financial statements.
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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. As such, the CODM uses cash forecast models in deciding how to deploy capital at the Company. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment, along with cash forecast models. The CODM is regularly provided with net loss and consolidated assets, which are reported on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated balance sheets, respectively.

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
CTIM-76	$2,284,033	$1,060,759
CT-95	1,389,773	765,030
CT-202	1,904,761	983,573
Personnel-related costs	2,203,587	1,356,134
Professional fees	689,431	643,222
Share-based compensation	409,220	293,717
Other segment items (a)	462,994	426,708
Loss from operations	(9,343,799)	(5,529,143)
Interest income	520,139	958,517
Other income (expense)	143,088	(6,635)
Segment and Net Loss	$(8,680,572)	$(4,577,261)
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

Cash and Cash Equivalents
The Company considers all highly-liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At March 31, 2026, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $54.0 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Stock options	8,099,074	5,458,875
Warrants	5,860,000	5,860,000
	13,959,074	11,318,875

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$54,041,446	$54,041,446	$—	$—

		December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$65,523,204	$65,523,204	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Compensation and benefits	$438,276	$1,384,430
Research and development costs	2,487,578	3,913,168
Professional fees	61,590	38,524
Accrued contingency	850,000	—
Other	71,121	38,968
Total	$3,908,565	$5,375,090

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of March 31, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
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
At March 31, 2026, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	3,304,541	$0.001	No expiration
	9,164,541
(7) Share-Based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. On its initial effective date, the 2021 Incentive Plan allowed for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of March 31, 2026, 2,817,769 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2026 and 2025, the Company granted inducement stock options covering 120,000 and 46,000 shares, respectively, of the Company’s common stock to new employees.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to March 2036.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development	$55,084	$47,070
General and administrative	354,136	246,647
	$409,220	$293,717

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Expected stock price volatility	105.47%	111.56%
Risk-free interest rate	3.75%	4.42%
Expected term (in years)	6.08	6.07
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	5,868,500	$1.33	8.2	$2,941,679
Granted	2,330,500	$2.28
Forfeited	(99,926)	$1.25
Outstanding at March 31, 2026	8,099,074	$1.60	8.5	$9,468,855
Vested and exercisable at March 31, 2026	2,763,426	$1.90	6.9	$3,218,919
Vested and expected to vest at March 31, 2026	8,099,074	$1.60	8.5	$9,468,855
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the three months ended March 31, 2026 and 2025 was $1.89 and $0.69, respectively. As of March 31, 2026, the unrecognized compensation cost related to outstanding share-based awards was $5.9 million and is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

(8) Commitments and Contingencies, including License Agreements
Operating Lease

In July 2024, the Company amended its lease, that it initially entered into in March 2023 for corporate office space in Philadelphia, Pennsylvania, to extend the expiration date to November 30, 2026. In January 2026, the Company further amended the lease in order to renew the lease for one additional successive one-year period and obtain additional office space. The Company also retains the right to renew the lease for an additional 12-month term upon at least nine months advance notice to the landlord, including the right to remove the additional office space from that renewal.

This renewal option was not contemplated in the Company's calculation of its right-of-use asset and lease liability.

As of March 31, 2026, the operating lease right-of-use asset and the operating lease liabilities were each $0.3 million, which were estimated using a discount rate of 11%. As of March 31, 2026, the remaining term of the Company’s noncancellable operating lease was 1.67 years. Future minimum lease payments under the sublease are $0.3 million at March 31, 2026.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $37,000 and $32,000 for the three months ended March 31, 2026 and 2025, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. For the three months ended March 31, 2026 and 2025, the Company provided contributions of approximately $66,000 and $49,000, respectively.
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

Pursuant to the Asset Purchase Agreement, the Company purchased all of the assets from Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Taiwan and Japan. The Company also assumed certain liabilities relating to the Transferred Assets. In consideration of the purchase of the Transferred Assets, the Company made a one-time payment to Link of $3.75 million and is not obligated to make any other payments. This transaction qualified as an asset purchase as prescribed by ASC 805-50 and the assets purchased were determined to have no alternative future use under the accounting definition, and therefore, the Company expensed the one-time payment as a component of research and development expense in the consolidated statements of operations during the year ended December 31, 2024.

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

As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the consolidated statements of operations during the year ended December 31, 2024. The Company may be obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. In October 2025, the Company achieved a $2.0 million development milestone under the BioAtla License Agreement, which was expensed as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2025. The BioAtla License Agreement will continue on a country-by-country, product-by-product basis until the expiration of the royalty term as defined in the BioAtla License Agreement, unless earlier terminated.

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

The Lonza CTIM-76 License Agreement and the Lonza CT-202 License Agreement each continue until terminated. The Company or Lonza may terminate either the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement, as applicable, for uncured material breaches or insolvency of the other party. The Company can unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement with prior written notice to Lonza, and Lonza can also unilaterally terminate the Lonza CTIM-76 License Agreement or the Lonza CT-202 License Agreement upon certain actions by the Company.

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
On February 4, 2026, the Vladimir Gusinsky Revocable Trust filed a stockholder class action complaint (the “Action”) against the Company and its directors in the Court of Chancery of the State of Delaware (the “Court”) asserting that (i) Article V, Section 2 of the Company's Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), provides for a full term of three years for directors in violation of Section 211(b) of the General Corporation Law of the State of Delaware (the “DGCL”) and (ii) Article VI, Section 1 of the Certificate of Incorporation limits removal of directors only for cause in violation of Section 141(k) of the DGCL.

On February 24, 2026, a stipulation and proposed consent judgment (the “Stipulated Judgment”) was filed with the Court regarding the Action, and on March 11, 2026, the Court approved the Stipulated Judgment, pursuant to which Article V, Section 2 and Article VI, Section 1 of the Certificate of Incorporation were determined to be invalid and unenforceable. On March 11, 2026, the Company filed a Certificate of Correction with the Delaware Secretary of State reflecting such provisions as invalid, unenforceable and no longer part of the Certificate of Incorporation. On March 11, 2026, pursuant to the Stipulated Judgment, the Action was dismissed with prejudice with respect to the plaintiff; however, the Court retained jurisdiction to address any mootness fee application.

On April 30, 2026, the Company entered into a letter agreement (the “Letter Agreement”), pursuant to which a third party service provider (the “Provider”) of the Company agreed to pay the Mootness Fee (as defined below) in full on behalf of the Company.

On April 30, 2026, the Court granted a Stipulation and Proposed Order Closing the Case (the “Stipulated Order”). The Stipulated Order requires the payment of $0.9 million in fees and expenses to plaintiff’s counsel in the Action (the “Mootness Fee”). The Court was not asked to review, and did not pass judgment on, entitlement to or the amount of the Mootness Fee being paid in connection with the Stipulated Order.

On May 1, 2026, the Provider paid the Mootness Fee in full pursuant to the Letter Agreement. The Action will be closed after the Court is informed a quorum was achieved at the Company’s 2026 annual meeting of stockholders, which is scheduled to be held on June 24, 2026.

The Company has accrued a liability of $0.9 million as of March 31, 2026 based on management's assessment that a loss is probable and reasonably estimable. However, based on the expected recovery of the full amount from the Provider, the Company has recognized a receivable of $0.9 million as of March 31, 2026 which is included in Other Current Assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and other financial information included in this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026. In addition to historical information, the following discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Please also see the section entitled “Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage biopharmaceutical company advancing TCE bispecific antibodies for solid tumors. Our goal is to build an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 TCE, CT-95, an MSLN x CD3 TCE, and CT-202, a Nectin-4 x CD3 TCE.

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. IND-enabling studies on CTIM-76 have been completed. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 clinical trial in January 2025. On April 2, 2026, the FDA granted Fast Track designation to CTIM-76 for the treatment of platinum-resistant ovarian cancer in patients that have received all standard of care therapies. We expect to share Phase 1a interim data for the CTIM-76 trial in June 2026.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. MSLN is a membrane protein overexpressed in approximately 30% of cancers. We dosed the first patient in our CT-95 Phase 1 trial in April 2025. We expect to share Phase 1a interim data for the CT-95 trial in September 2026.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. In April 2026, we received Human Research Ethics Committee approval and Clinical Trial Notification acknowledgement by the Australian Therapeutic Goods Administration to initiate a first-in-human Phase 1 clinical trial of CT-202. We expect to dose the first patient in our CT-202 Phase 1 clinical trial in the third quarter of 2026.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $8.7 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $139.6 million.

Collaboration and License Agreements

CTIM-76: Integral Molecular Collaboration and Licensing Agreement

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

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla is eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified pre-clinical, clinical, development and commercial milestones, as well as tiered mid-single-digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. In October 2025, we achieved a $2.0 million development milestone under the BioAtla License Agreement.

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

As of March 31, 2026, we had cash and cash equivalents of $54.5 million, which we expect will be sufficient to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into mid-2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

At-the-Market Offering

On December 2, 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million from time to time through the Agent (the “ATM Shares”). Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). On October 24, 2025, we entered into Amendment No. 1 to Sales Agreement (the “Amendment”, and together with the ATM Sales Agreement, the “Amended ATM Sales Agreement”) to provide for an increase in the aggregate offering amount under the Amended ATM Sales Agreement, such that following the filing of a new prospectus supplement with respect to the ATM Shares on October 24, 2025, we may offer and sell ATM Shares having an aggregate offering price of up to $75.0 million, exclusive of ATM Shares previously sold in December 2024. The Agent will be entitled to a commission from the Company of up to 3.0% of the gross proceeds from the sale of ATM Shares sold under the Amended ATM Sales Agreement.

Private Placement

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of March 31, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$7,015,299	$3,462,991	$3,552,308	103%
General and administrative	2,328,500	2,066,152	262,348	13%
Loss from operations	(9,343,799)	(5,529,143)	(3,814,656)	69%
Interest income	520,139	958,517	(438,378)	(46)%
Other income (expense)	143,088	(6,635)	149,723	*
Net loss	$(8,680,572)	$(4,577,261)	$(4,103,311)	90%

* Percentage not meaningful

Research and Development Expenses
Research and development expenses increased by approximately $3.6 million for the three months ended March 31, 2026 as compared to the same period in 2025. The following table summarizes our research and development expenses for the three months ended March 31, 2026 as compared to the same period in 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
CTIM-76	$2,284,033	$1,060,759	$1,223,274	115%
CT-95	1,389,773	765,030	624,743	82%
CT-202	1,904,761	983,573	921,188	94%
Personnel-related costs	1,369,016	590,037	778,979	132%
Other research and development	67,716	63,592	4,124	6%
	$7,015,299	$3,462,991	$3,552,308	103%

CTIM-76 expenditures increased by $1.2 million primarily due to an increase of $1.1 million in clinical costs related to the CTIM-76 Phase 1 trial. CT-95 expenses increased by $0.6 million primarily due to an increase of $0.9 million in clinical costs related to the CT-95 Phase 1 trial, which were partially offset by a $0.2 million decrease in preclinical and diagnostic development expenses. CT-202 expenses increased by $0.9 million primarily due to an increase of $0.5 million in contract manufacturing costs and an increase of $0.3 million in clinical start up costs. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $0.8 million, primarily due to higher headcount over the prior year period.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily driven by a $0.2 million increase in salaries and personnel related costs, mainly as a result of higher share-based compensation expense. Professional fees also increased by approximately $0.1 million as compared to the same period in 2025.

Interest Income
Interest income decreased by approximately $0.4 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to lower average cash and cash equivalent balances during the three months ended March 31, 2026 due to cash used to fund ongoing operations.

Other Income (Expense)
Other income was approximately $143,000 for the three months ended March 31, 2026, as compared to other expense of approximately $7,000 for the same period in 2025. This change is primarily due to higher foreign currency gains during the three months ended March 31, 2026, as compared to foreign currency losses during the prior year period, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2026, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of March 31, 2026, we had $54.5 million in cash and cash equivalents and an accumulated deficit of $139.6 million.

We expect our cash and cash equivalents at March 31, 2026 to fund the estimated duration of the Phase 1a dose escalation portions of our CTIM-76 and CT-95 trials, the estimated expenses to initiate patient enrollment in a first-in-human trial for CT-202, as well as our operations into mid-2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(11,429,374)	$(5,028,381)
Cash used in investing activities	(37,258)	(33,948)
Cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	$(11,466,632)	$(5,077,597)
Comparison of the Three Months Ended March 31, 2026 and 2025
Operating Activities
During the three months ended March 31, 2026, we used $11.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $8.7 million and a net change in our operating assets and liabilities of $3.2 million, partially offset by non-cash share-based compensation expense of $0.4 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2025, we used $5.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $4.6 million and a net change in our operating assets and liabilities of $0.8 million, partially offset by non-cash share-based compensation expense of $0.3 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

Investing Activities

During the three months ended March 31, 2026, we used approximately $37,000 of cash in investing activities to purchase property and equipment.

During the three months ended March 31, 2025, we used approximately $34,000 of cash in operating activities to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the three months ended March 31, 2026.

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

Critical Accounting Policies and Estimates

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026.
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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company while either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2026, a stipulation and proposed consent judgment (the “Stipulated Judgment”) was filed with the Court regarding the Action, and on March 11, 2026, the Court approved the Stipulated Judgment, pursuant to which Article V, Section 2 and Article VI, Section 1 of the Certificate of Incorporation were determined to be invalid and unenforceable. On March 11, 2026, we filed a Certificate of Correction with the Delaware Secretary of State reflecting such provisions as invalid, unenforceable and no longer part of the Certificate of Incorporation. On March 11, 2026, pursuant to the Stipulated Judgment, the Action was dismissed with prejudice with respect to the plaintiff; however, the Court retained jurisdiction to address any mootness fee application.

On April 30, 2026, the Company entered into a letter agreement (the “Letter Agreement”), pursuant to which a third party service provider (the “Provider”) of the Company agreed to pay the Mootness Fee (as defined below) in full on behalf of the Company.

On April 30, 2026, the Court granted a Stipulation and Proposed Order Closing the Case (the “Stipulated Order”). The Stipulated Order requires the payment of $850,000 in fees and expenses to plaintiff’s counsel in the Action (the “Mootness Fee”). The Court was not asked to review, and did not pass judgment on, entitlement to or the amount of the Mootness Fee being paid in connection with the Stipulated Order.

On May 1, 2026, the Provider paid the Mootness Fee in full pursuant to the Letter Agreement. The Action will be closed after the Court is informed a quorum was achieved at the Company’s 2026 annual meeting of stockholders, which is scheduled to be held on June 24, 2026.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 23, 2026. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2026, the Company granted inducement stock options outside of the 2021 Long-Term Performance Incentive Plan covering 120,000 shares of the Company’s common stock to new employees (the “Inducement Grants”) with a weighted average exercise price of $1.48 per share. Each Inducement Grant will vest as to 25% of the shares on the first anniversary of the date of grant and in successive equal monthly installments over the subsequent three years, subject to continued employment with the Company and the terms and conditions in the stock option agreement. The options were granted pursuant to the exemption contained in Section 4(a)(2) of the Securities Act.
Item 3.     Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. as amended through March 11, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2026).

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
101*
The following financial statements from Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: May 6, 2026

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)