Form 10-Q
period 2026-06-30
Context Therapeutics Inc.
filed 2026-08-05
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to ______________.

Commission file number: 001-40654

CONTEXT THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-3738787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding at August 3, 2026 was 91,879,177 shares.

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
•    the timing, progress and results of preclinical studies and clinical trials for CTIM-76, CT-202 and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•    the timing, scope and likelihood of U.S. and foreign regulatory filings and approvals, including timing of Investigational New Drug ("IND") applications and final U.S. Food and Drug Administration (“FDA”) approval, as well as similar applications and approvals in foreign jurisdictions, of CTIM-76, CT-202 and any other future product candidates;
•    our ability to develop and advance CTIM-76, CT-202 and any other future product candidates, and successfully complete clinical studies;
•    our expectations regarding the wind down of the CT-95 Phase 1 clinical trial, including the timing, costs and operational, clinical, regulatory and other considerations associated with discontinuing internal development of CT-95 and winding down the trial;
•    our ability to prioritize and focus our development efforts on CTIM-76 and CT-202, and implement a capital allocation strategy;
•our manufacturing, commercialization, and marketing capabilities, implementations thereof, and strategy;
•    our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus, sales strategy, and our ability to grow a sales team;
•    our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering CTIM-76, CT-202 and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•    any disagreements or disputes with our licensees, licensors and other counterparties relating to the development and/or commercialization of our current or past product candidates, which may be time consuming, costly and could harm our efforts to develop our current or future product candidates;
•    the expected impact of economic uncertainties on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
•    the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•    our competitive position and the success of competing therapies that are or may become available;
•    the expected beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
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
•    the rate and degree of market acceptance and clinical utility of CTIM-76, CT-202 and other product candidates we may develop;
•    our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•    our current plans to seek additional capital in the future through equity and/or debt financings, partnerships, collaborations, licensing agreements or other strategic arrangements, or other sources and the availability of such future sources of capital;
•    our financial performance;
•    our plans to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market;
•    the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•    the impact of laws and regulations;
•    our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•    our anticipated use of our existing cash and cash equivalents;
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

Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, except as required by law, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the U.S. Securities and Exchange Commission (“SEC”).
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Market, Industry and Other Data

This Form 10-Q may contain estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for CTIM-76, our Claudin 6 (“CLDN6”) x CD3 T cell engaging (“TCE”) bispecific antibody and CT-202, our Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

Part I - Financial Information
Item 1. Financial Statements

Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$42,990,371	$65,995,228
Prepaid expenses and other current assets	2,828,491	2,358,474
Total current assets	45,818,862	68,353,702
Property and equipment, net	74,068	29,656
Operating lease right-of-use lease asset	241,224	110,410
Total assets	$46,134,154	$68,493,768
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,288,209	$2,532,887
Accrued expenses and other current liabilities	4,428,902	5,375,090
Operating lease liability - current	167,468	112,064
Total current liabilities	7,884,579	8,020,041
Operating lease liability - non-current	77,524	—
Total liabilities	7,962,103	8,020,041
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 91,879,177 shares issued and outstanding at June 30, 2026 and December 31, 2025	91,879	91,879
Additional paid-in capital	192,222,479	191,285,157
Accumulated deficit	(154,142,307)	(130,903,309)
Total stockholders' equity	38,172,051	60,473,727
Total liabilities and stockholders' equity	$46,134,154	$68,493,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,529,567	$7,830,544	$19,544,866	$11,293,535
General and administrative	2,437,924	1,927,818	4,766,424	3,993,970
Loss from operations	(14,967,491)	(9,758,362)	(24,311,290)	(15,287,505)
Interest income	418,663	903,772	938,802	1,862,289
Other income (expense)	(9,598)	27,080	133,490	20,445
Net loss	$(14,558,426)	$(8,827,510)	$(23,238,998)	$(13,404,771)
Net loss per common share, basic and diluted	$(0.15)	$(0.09)	$(0.24)	$(0.14)
Weighted average shares outstanding, basic and diluted	95,183,718	95,186,935	95,183,718	95,186,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	91,879,177	$91,879	$191,285,157	$(130,903,309)	$60,473,727
Share-based compensation expense	—	—	409,220	—	409,220
Net loss	—	—	—	(8,680,572)	(8,680,572)
Balance at March 31, 2026	91,879,177	$91,879	$191,694,377	$(139,583,881)	$52,202,375
Share-based compensation expense	—	—	528,102	—	528,102
Net loss	—	—	—	(14,558,426)	(14,558,426)
Balance at June 30, 2026	91,879,177	$91,879	$192,222,479	$(154,142,307)	$38,172,051

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	$89,704	$190,249,969	$(99,356,955)	$90,982,718
Share-based compensation expense	—	—	389,114	—	389,114
Net loss	—	—	—	(8,827,510)	(8,827,510)
Balance at June 30, 2025	89,704,194	$89,704	$190,639,083	$(108,184,465)	$82,544,322
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(23,238,998)	$(13,404,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	6,500,000	—
Share-based compensation expense	937,322	682,831
Depreciation and amortization expense	11,334	8,120
Reduction in the carrying amount of operating lease right-of-use asset	70,244	52,737
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(470,017)	34,972
Accounts payable	755,322	958,960
Accrued expenses and other current liabilities	(2,946,188)	855,651
Operating lease liability	(68,130)	(52,061)
Net cash used in operating activities	(18,449,111)	(10,863,561)
Cash flows from investing activities:
Acquired in-process research and development	(4,500,000)	—
Purchase of property and equipment	(55,746)	(33,948)
Net cash used in investing activities	(4,555,746)	(33,948)
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	—	(15,268)
Net cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	(23,004,857)	(10,912,777)
Cash and cash equivalents at beginning of period	65,995,228	94,429,824
Cash and cash equivalents at end of period	$42,990,371	$83,517,047

Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$201,058	$—
Acquired in-process research and development charge included in accrued expenses	$2,000,000	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTEXT THERAPEUTICS INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(1) Organization and Description of Business
Context Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company advancing T cell engaging (“TCE”) bispecific antibodies (“bsAb”) for solid tumors. The Company’s product candidates include CTIM-76, a Claudin 6 (“CLDN6”) x CD3 TCE, and CT-202, a Nectin cell adhesion protein 4 (“Nectin-4”) x CD3 TCE.

The Company had also been developing CT-95, a Mesothelin (“MSLN”) x CD3 TCE. However, on August 5, 2026, the Company announced a portfolio prioritization and capital allocation strategy, pursuant to which it discontinued internal development of CT-95 and will focus its development efforts on CTIM-76 and CT-202.

The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $154.1 million as of June 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $43.0 million as of June 30, 2026 are sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. Substantial additional funding will be needed by the Company to fund its operations and to develop its current and any future product candidates.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025. The consolidated financial information as of December 31, 2025 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Therapeutics Ireland Limited., the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
CTIM-76	$2,200,723	$1,445,862	$4,484,756	$2,506,621
CT-95	1,532,574	1,488,530	2,922,347	2,253,560
CT-202	7,531,293	3,149,238	9,436,054	4,132,811
Personnel-related costs	1,949,765	2,345,969	4,153,352	3,702,103
Professional fees	699,552	543,168	1,388,983	1,186,390
Share-based compensation	528,102	389,114	937,322	682,831
Other segment items (a)	525,482	396,481	988,476	823,189
Loss from operations	(14,967,491)	(9,758,362)	(24,311,290)	(15,287,505)
Interest income	418,663	903,772	938,802	1,862,289
Other income (expense)	(9,598)	27,080	133,490	20,445
Segment and Net Loss	$(14,558,426)	$(8,827,510)	$(23,238,998)	$(13,404,771)
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

Cash and Cash Equivalents
The Company considers all highly-liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At June 30, 2026, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $42.5 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2026	2025
Stock options	8,619,039	5,977,979
Warrants	5,860,000	5,860,000
	14,479,039	11,837,979

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$42,547,138	$42,547,138	$—	$—

		December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$65,523,204	$65,523,204	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Compensation and benefits	$723,363	$1,384,430
Research and development costs	3,482,903	3,913,168
Professional fees	201,220	38,524
Other	21,416	38,968
Total	$4,428,902	$5,375,090

(6) Stockholders' Equity
Increase to Authorized Shares
On June 24, 2026, the Company held its 2026 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved, among other things, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000.
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of June 30, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
At-the-Market Facility
On December 2, 2024, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, the Company may offer and sell shares of the Company’s common stock (the “ATM Shares”), having an aggregate offering amount of up to $75.0 million from time to time through the Agent. Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. On October 24, 2025, the Company entered into Amendment No. 1 to Sales Agreement (the “ATM Sales Agreement Amendment”, and together with the ATM Sales Agreement, the “Amended ATM Sales Agreement”) to provide for an increase in the aggregate offering amount under the Amended ATM Sales Agreement, such that following the filing of a new prospectus supplement with respect to the ATM Shares on October 24, 2025, the Company may offer and sell ATM Shares having an aggregate offering price of up to $75.0 million, exclusive of ATM Shares previously sold in December 2024.
Warrants for Common Stock
At June 30, 2026, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	3,304,541	$0.001	No expiration
	9,164,541
(7) Share-Based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. On its initial effective date, the 2021 Incentive Plan allowed for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of June 30, 2026, 2,574,972 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to June 2036.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$113,814	$128,599	$168,898	$175,669
General and administrative	414,288	260,515	768,424	507,162
	$528,102	$389,114	$937,322	$682,831

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Expected stock price volatility	105.38%	111.99%
Risk-free interest rate	3.85%	4.30%
Expected term (in years)	6.03	5.94
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	5,868,500	$1.33	8.2	$2,941,679
Granted	2,905,500	$2.10
Forfeited	(154,961)	$1.46
Outstanding at June 30, 2026	8,619,039	$1.58	8.3	$—
Vested and exercisable at June 30, 2026	3,793,321	$1.57	7.3	$—
Vested and expected to vest at June 30, 2026	8,619,039	$1.58	8.3	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the six months ended June 30, 2026 and 2025 was $1.74 and $0.65, respectively. As of June 30, 2026, the unrecognized compensation cost related to outstanding share-based awards was $5.9 million and is expected to be recognized as expense over a weighted-average period of approximately 3.32 years.

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

As of June 30, 2026, the operating lease right-of-use asset and the operating lease liabilities were each $0.2 million, which were estimated using a discount rate of 11%. As of June 30, 2026, the remaining term of the Company’s noncancellable operating lease was 1.42 years. Future minimum lease payments under the sublease are $0.3 million at June 30, 2026.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $45,000 and $31,000 for the three months ended June 30, 2026 and 2025, respectively. Rent expense related to the Company’s operating lease was approximately $82,000 and $63,000 for the six months ended June 30, 2026 and 2025, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. For the three months ended June 30, 2026 and 2025, the Company provided contributions of approximately $30,000 and $20,000, respectively. For the six months ended June 30, 2026 and 2025, the Company provided contributions of approximately $96,000 and $69,000, respectively.
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

On February 29, 2024, the Company further amended the Integral License Agreement (the “Integral Second Amendment”) to reflect updated financial terms. Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Integral Second Amendment also narrowed the license grant from Integral to the Company to only cover CTIM-76, removed any further obligation to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.

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

As partial consideration for the exclusive license under the BioAtla License Agreement, the Company made an upfront payment of $11.0 million for the IPR&D asset, which was determined to have no alternative future use under the accounting definition. Therefore, the upfront payment was expensed as a component of research and development expense in the consolidated statements of operations during the year ended December 31, 2024. Under the BioAtla License Agreement, the Company was obligated to pay up to $122.5 million in additional milestone payments based upon the achievement of specified preclinical, clinical, development and commercial milestones, as well as tiered mid-single digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. As discussed below, BioAtla’s eligibility to receive these milestone payments and royalties was terminated in connection with the BioAtla License Agreement Amendment (as defined below). In October 2025, the Company achieved a $2.0 million development milestone under the BioAtla License Agreement, which was expensed as a component of research and development expense in the consolidated statements of operations for the year ended December 31, 2025.

On May 14, 2026 (the “BioAtla License Amendment Date”), the Company entered into a First Amendment (the “BioAtla License Agreement Amendment”) to the BioAtla License Agreement. Pursuant to the BioAtla License Agreement Amendment, among other things, the Company agreed to pay BioAtla $4.5 million within five business days of the BioAtla License Amendment Date and an additional $2.0 million by August 1, 2026. Both payments have since been made. The total $6.5 million payment amount was expensed as a component of research and development expense in the consolidated statements of operations during the quarter ended June 30, 2026. The BioAtla License Agreement Amendment also modified the Company's rights under the BioAtla License Agreement such that the exclusive licenses granted with respect to the BioAtla Assets are irrevocable, royalty-free, fully paid-up and non-terminable. The BioAtla License Agreement Amendment also eliminated (i) the Company's research and development and certain reporting obligations regarding the BioAtla Assets, and (ii) BioAtla’s rights to terminate the BioAtla License Agreement. As a result of the BioAtla License Amendment, BioAtla is not entitled to receive future milestone payments or royalties under the BioAtla License Agreement with respect to the BioAtla Assets.

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

On May 1, 2026, the Provider paid the Mootness Fee in full pursuant to the Letter Agreement. The Action has since been closed.

(9) Subsequent Event

On August 5, 2026, the Company announced a portfolio prioritization and capital allocation strategy, including discontinuing the development of CT-95 and focusing its efforts on the development of CTIM-76 and CT-202.

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
Overview
We are a clinical-stage biopharmaceutical company advancing TCE bispecific antibodies for solid tumors. Our goal is to build an innovative portfolio of TCE bispecific therapeutics, including CTIM-76, a CLDN6 x CD3 TCE, and CT-202, a Nectin-4 x CD3 TCE.

We had also been developing CT-95, a Mesothelin (“MSLN”) x CD3 TCE. However, on August 5, 2026, we announced a portfolio prioritization and capital allocation strategy, pursuant to which we discontinued internal development of CT-95 and will focus our development efforts on CTIM-76 and CT-202.

CTIM-76 is a CLDN6 x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing CLDN6. CLDN6 is a tight junction membrane protein target expressed in multiple solid tumors and absent from or expressed at low levels in healthy adult tissues. On May 2, 2024, we announced the FDA cleared our IND application to support the initiation of a Phase 1 dose escalation and expansion trial of CTIM-76 in patients with CLDN6-positive gynecologic and testicular cancers. We dosed the first patient in our CTIM-76 Phase 1 clinical trial in January 2025. On April 2, 2026, the FDA granted Fast Track designation to CTIM-76 for the treatment of platinum-resistant ovarian cancer in patients that have received all standard of care therapies. We presented interim Phase 1a clinical data for our CTIM-76 trial in June 2026.

CTIM-76 is advancing into every-three-week (“Q3W”) dosing in patients with platinum-resistant ovarian cancer (“PROC”). In the second half of 2026, we plan to evaluate CTIM-76 using a Q3W dosing regimen in less heavily pretreated PROC patients to further characterize its clinical profile in a larger and more commercially relevant patient population. We expect to share initial Phase 1a data for our CTIM-76 Q3W trial in the second quarter of 2027. Initiation of a Phase 1b dose expansion trial for CTIM-76 is anticipated in the first quarter of 2027.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. In April 2026, we received Human Research Ethics Committee approval and Clinical Trial Notification acknowledgement by the Australian Therapeutic Goods Administration to initiate a first-in-human Phase 1 clinical trial of CT-202. The first patient in our Phase 1 clinical trial evaluating CT-202 in patients with Nectin-4-positive urothelial, colorectal, and triple-negative breast cancers is expected to be dosed in the third quarter of 2026. We also expect to share initial Phase 1a data from the CT-202 trial in the second half of 2027.

CT-95 is an MSLN x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. The first patient in our CT-95 Phase 1 trial was dosed in April 2025. We expect to wind down the CT-95 Phase 1 trial promptly in connection with our decision to discontinue internal development of CT-95.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $23.2 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $154.1 million.

Collaboration and License Agreements

CTIM-76: Integral Molecular Collaboration and Licensing Agreement

In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of a CLDN6 bispecific antibodies for cancer therapy. On February 29, 2024, we further amended (the "Integral Second Amendment") the collaboration and licensing agreement with Integral (as amended, the “Integral License Agreement”) to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, at the time of the Integral Second Amendment, we were aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034, and then in 2025 became aware of a patent that issued in the United States expiring in March 2042, in each instance that potentially covers certain parts of the intellectual property included in CTIM-76.While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patents on commercially reasonable terms, or at all.

As part of the Integral Second Amendment, Integral’s right to receive certain future payments was reduced as follows: aggregate development and regulatory milestone payments were reduced from $55 million to $15 million, aggregate sales milestone payments were reduced from $130 million to $12.5 million, and a tiered royalty of 8-12% that commenced at first commercial sale was reduced to a flat royalty rate of 6% on net sales beginning no sooner than February 1, 2034. The Integral Second Amendment also narrowed the license grant from Integral to us to only cover CTIM-76, removed any further obligation of us to reimburse Integral for any independently obtained research funding Integral applied against CTIM-76 research, and included mutual releases by the parties.

The reduced development and regulatory milestones now reflect a payment due at each of: (i) first patient’s first screening visit in a Phase 1b/2 or Phase 2 clinical trial for CTIM-76; (ii) first patient’s first screening visit in a Phase 3 clinical trial for CTIM-76; (iii) United States marketing approval for CTIM-76; (iv) European Union marketing approval for CTIM-76; (v) United Kingdom marketing approval for CTIM-76; (vi) and Japan marketing approval for CTIM-76. The amended commercial milestones now also reflect a payment due upon the achievement of annual net sales of $500 million and annual net sales of $1 billion.

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

CT-202: BioAtla License Agreement

On September 23, 2024, we entered into a license agreement (the “BioAtla License Agreement”) with BioAtla, Inc. ("BioAtla"), pursuant to which we obtained an exclusive, worldwide license to develop, manufacture and commercialize two licensed antibodies (the “BioAtla Assets”), including BA3362 (renamed by us as CT-202), BioAtla’s Nectin-4 x CD3 TCE.

As partial consideration for the exclusive license under the BioAtla License Agreement, we made an upfront payment of $11.0 million, and BioAtla was eligible to receive up to $122.5 million in additional milestone payments based upon the achievement of specified preclinical, clinical, development and commercial milestones, as well as tiered mid-single-digit to low double-digit royalties on future net sales for products containing the BioAtla Assets, subject to standard reductions. As discussed below, BioAtla’s eligibility to receive these milestone payments and royalties was terminated in connection with the BioAtla License Agreement Amendment (as defined below). In October 2025, we achieved a $2.0 million development milestone under the BioAtla License Agreement, which we paid to BioAtla during the year ended December 31, 2025.

On May 14, 2026 (the “BioAtla License Amendment Date”), we entered into a First Amendment (the “BioAtla License Agreement Amendment”) to the BioAtla License Agreement. Pursuant to the BioAtla License Agreement Amendment, among other things, we agreed to pay BioAtla $4.5 million within five business days of the BioAtla License Amendment Date and an additional $2.0 million by August 1, 2026. Both payments have since been made. The BioAtla License Agreement Amendment also modified our rights under the BioAtla License Agreement such that the exclusive licenses granted with respect to the BioAtla Assets are irrevocable, royalty-free, fully paid-up and non-terminable. The BioAtla License Agreement Amendment also eliminated (i) our research and development and certain reporting obligations regarding the BioAtla Assets, and (ii) BioAtla’s rights to terminate the BioAtla License Agreement. As a result of the BioAtla License Amendment, BioAtla is not entitled to receive future milestone payments or royalties under the BioAtla License Agreement with respect to the BioAtla Assets.

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

As of June 30, 2026, we had cash and cash equivalents of $43.0 million. Based on our current operating plan and anticipated milestones, we believe that our cash and cash equivalents as of June 30, 2026 will be sufficient to fund our operations into the fourth quarter of 2027. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

At-the-Market Offering

On December 2, 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million from time to time through the Agent (the “ATM Shares”). Sales of the ATM Shares may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). On October 24, 2025, we entered into Amendment No. 1 to Sales Agreement (the “ATM Sales Agreement Amendment”, and together with the ATM Sales Agreement, the “Amended ATM Sales Agreement”) to provide for an increase in the aggregate offering amount under the Amended ATM Sales Agreement, such that following the filing of a new prospectus supplement with respect to the ATM Shares on October 24, 2025, we may offer and sell ATM Shares having an aggregate offering price of up to $75.0 million, exclusive of ATM Shares previously sold in December 2024. The Agent will be entitled to a commission from us of up to 3.0% of the gross proceeds from the sale of ATM Shares sold under the Amended ATM Sales Agreement.

Private Placement

On May 1, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock (the “Warrant Shares”) at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of June 30, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$12,529,567	$7,830,544	$4,699,023	60%
General and administrative	2,437,924	1,927,818	510,106	26%
Loss from operations	(14,967,491)	(9,758,362)	(5,209,129)	53%
Interest income	418,663	903,772	(485,109)	(54)%
Other (expense) income	(9,598)	27,080	(36,678)	(135)%
Net loss	$(14,558,426)	$(8,827,510)	$(5,730,916)	65%

Research and Development Expenses
Research and development expenses increased by approximately $4.7 million for the three months ended June 30, 2026 as compared to the same period in 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2026 as compared to the same period in 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
CTIM-76	$2,200,723	$1,445,862	$754,861	52%
CT-95	1,532,574	1,488,530	44,044	3%
CT-202	7,531,293	3,149,238	4,382,055	139%
Personnel-related costs	1,184,805	1,676,022	(491,217)	(29)%
Other research and development	80,172	70,892	9,280	13%
	$12,529,567	$7,830,544	$4,699,023	60%

CTIM-76 expenditures increased by $0.8 million primarily due to an increase of $0.7 million in clinical costs related to the CTIM-76 Phase 1 trial. CT-95 costs increased by $44,000 primarily due to an increase of $0.5 million in clinical costs, which were offset by a $0.4 million decrease in preclinical, contract manufacturing, and diagnostic development expenses. CT-202 expenses increased by $4.4 million primarily due to $6.5 million in consideration paid under the BioAtla License Agreement Amendment entered into in May 2026 and a $0.6 million increase in clinical costs mainly related to the CT-202 Phase 1 trial start up. These increases were partially offset by a decrease of $2.0 million in contract manufacturing and a $0.8 million decrease in preclinical expenses. Personnel-related costs, which include salaries, benefits and share-based compensation expense, decreased by $0.5 million, primarily due to $0.4 million of termination benefits expensed in the second quarter of 2025.

In connection with our portfolio prioritization and decision to discontinue internal development of CT-95, we expect costs associated with CT-95, including clinical trial and related development expenses, to decrease in future periods as we wind down the CT-95 Phase 1 trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.5 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by a $0.3 million increase in professional fees. Salaries and personnel related costs also increased by $0.2 million, mainly as a result of higher share-based compensation expense as compared to the same period in 2025.

Interest Income
Interest income decreased by approximately $0.5 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of lower average cash and cash equivalent balances during the three months ended June 30, 2026 due to cash used to fund ongoing operations.

Other Income (Expense)
Other expense was approximately $10,000 for the three months ended June 30, 2026, as compared to other income of approximately $27,000 for the same period in 2025. This change is primarily due to foreign currency losses during the three months ended June 30, 2026, as compared to foreign currency gains during the prior year period, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$19,544,866	$11,293,535	$8,251,331	73%
General and administrative	4,766,424	3,993,970	772,454	19%
Loss from operations	(24,311,290)	(15,287,505)	(9,023,785)	59%
Interest income	938,802	1,862,289	(923,487)	(50)%
Other income	133,490	20,445	113,045	*
Net loss	$(23,238,998)	$(13,404,771)	$(9,834,227)	73%

* Percentage not meaningful

Research and Development Expenses
Research and development expenses increased by approximately $8.3 million for the six months ended June 30, 2026 as compared to the same period in 2025. The following table summarizes our research and development expenses for the six months ended June 30, 2026 as compared to the same period in 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
CTIM-76	$4,484,756	$2,506,621	$1,978,135	79%
CT-95	2,922,347	2,253,560	668,787	30%
CT-202	9,436,054	4,132,811	5,303,243	128%
Personnel-related costs	2,553,821	2,266,059	287,762	13%
Other research and development	147,888	134,484	13,404	10%
	$19,544,866	$11,293,535	$8,251,331	73%

CTIM-76 expenditures increased by $2.0 million primarily due to an increase of $1.9 million in clinical costs related to the CTIM-76 Phase 1 trial. CT-95 expenses increased by $0.7 million primarily due to an increase of $1.4 million in clinical costs related to the CT-95 Phase 1 trial, partially offset by a $0.7 million decrease in preclinical, contract manufacturing, and diagnostic development expenses. CT-202 expenses increased by $5.3 million primarily due to $6.5 million in consideration paid under the BioAtla License Agreement Amendment entered into in May 2026 and a $0.9 million increase in clinical costs mainly related to the CT-202 Phase 1 trial start up. These increases were partially offset by a decrease of $1.5 million in contract manufacturing costs and a decrease of $0.6 million in preclinical costs. Personnel-related costs, which include salaries, benefits and share-based compensation expense, increased by approximately $0.3 million, primarily due to higher headcount offset by lower termination benefits incurred compared to the same period 2025.

In connection with our portfolio prioritization and decision to discontinue internal development of CT-95, we expect costs associated with CT-95, including clinical trial and related development expenses, to decrease in future periods as we wind down the CT-95 Phase 1 trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.8 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by a $0.5 million increase in professional fees. Salaries and personnel related costs, including share-based compensation, also increased $0.3 million mainly due to higher headcount and compensation adjustments.

Interest Income
Interest income decreased by approximately $0.9 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of lower average cash and cash equivalent balances during the six months ended June 30, 2026 due to cash used to fund ongoing operations.

Other Income (Expense)
Other income was approximately $0.1 million for the six months ended June 30, 2026, as compared to approximately $20,000 for the same period in 2025. This change is primarily due to higher foreign currency gains during the six months ended June 30, 2026, as compared to foreign currency gains during the prior year period, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2026, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of June 30, 2026, we had $43.0 million in cash and cash equivalents and an accumulated deficit of $154.1 million.

Based on our current operating plan and anticipated milestones, we expect our cash and cash equivalents at June 30, 2026 will be sufficient to fund our operations into the fourth quarter of 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Sources of Liquidity

At-the-Market Offering

Pursuant to the terms of the Amended ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million. As of June 30, 2026, $75.0 million remained available for sale under the Amended ATM Sales Agreement.

Private Placement

Pursuant to the May 2024 Private Placement, we sold (i) 59,032,259 shares of common stock at a purchase price of $1.55 per share, and (ii) Pre-Funded Warrants to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant.The aggregate gross proceeds from the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million,

Funding Requirements
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(18,449,111)	$(10,863,561)
Cash used in investing activities	(4,555,746)	(33,948)
Cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	$(23,004,857)	$(10,912,777)
Comparison of the Six Months Ended June 30, 2026 and 2025
Operating Activities
During the six months ended June 30, 2026, we used $18.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $23.2 million and a net change in our operating assets and liabilities of $2.7 million, partially offset by an in-process research and development charge of $6.5 million and non-cash share-based compensation expense of $0.9 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was attributable to a payment of $4.5 million under the BioAtla License Agreement Amendment, and purchases of property and equipment totaling $56,000.

During the six months ended June 30, 2025, we used approximately $34,000 of cash to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the six months ended June 30, 2026.

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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026.

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

Other exemptions and reduced reporting requirements under the JOBS Act include, without limitation, the requirements for providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We will remain an emerging growth company until December 31, 2026, unless we earlier cease to qualify as an emerging growth company as a result of our total annual gross revenues, issuance of non-convertible debt securities or status as a large accelerated filer.

We are also a “smaller reporting company,” meaning that the market value of our common equity held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company while either (i) the market value of our common equity held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common equity held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2026, we entered into a letter agreement (the “Letter Agreement”), pursuant to which a third party service provider (the “Provider”) of ours agreed to pay the Mootness Fee (as defined below) in full on our behalf.

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

On May 1, 2026, the Provider paid the Mootness Fee in full pursuant to the Letter Agreement. The Action has since been closed.
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 23, 2026. Other than as described below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We may not be able to regain or maintain compliance with the continued listing standards of Nasdaq.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements and are unable to timely regain compliance, we may be delisted from the Nasdaq Capital Market.

For example, on July 29, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2)

(the “Minimum Bid Price Requirement”). Nasdaq’s notice has no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until January 25, 2027 to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). In the event that we do not regain compliance by January 25, 2027, we may be eligible for additional time to regain compliance with the Minimum Bid Price Requirement.

We actively monitor our stock price, and, as appropriate, will consider implementing available options to regain or maintain compliance with the Minimum Bid Price Requirement. There can be no assurance, however, that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement and meet Nasdaq’s other continued listing requirements. To the extent that we are unable to regain compliance with the Minimum Bid Price Requirement or fail to maintain compliance with Nasdaq’s other continued listing requirements, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in potential business development opportunities. Furthermore, if we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock may be eligible to trade on an over-the-counter system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Executive Officer Employment Agreement Amendments

On August 4, 2026, we entered into:

•an amendment (the “Lehr Amendment”) to that certain Amended and Restated Employment Agreement by and between us and Martin Lehr, our Chief Executive Officer, dated October 22, 2021 (the “Lehr Employment Agreement”);

•an amendment (the “Minai-Azary Amendment”) to that certain Employment Agreement by and between us and Jennifer Minai-Azary, our Chief Financial Officer, dated November 1, 2021 (the “Minai-Azary Employment Agreement”); and

•an amendment (the “Levit Amendment”) to that certain Employment Agreement by and between us and Alex Levit, our Chief Legal Officer and Corporate Secretary, dated October 22, 2021 (the “Levit Employment Agreement”).

The Lehr Amendment, the Minai-Azary Amendment and the Levit Amendment are collectively referred to as the “Employment Agreement Amendments.” The Lehr Employment Agreement, the Minai-Azary Employment Agreement and the Levit Employment Agreement are collectively referred to as the “Employment Agreements.”

The Employment Agreement Amendments revised the executives’ change in control severance protections by extending the protection period to include the three months preceding a Change in Control (as defined in the Employment Agreements). As a result, an executive officer who is terminated by us without Cause (as defined in the Employment Agreements) or resigns for Good Reason (as defined in the Employment Agreements) is eligible for change in control severance benefits if such termination or resignation occurs upon, within the three-month period prior to, or within the twelve-month period following a Change in Control (a “Termination Upon a Change in Control”), rather than only upon or within twelve months following a Change in Control.

In addition, the Lehr Amendment increased Mr. Lehr’s medical, vision and dental continuation benefits following a Termination Upon a Change in Control from up to 12 months to up to 18 months.

The foregoing descriptions of the Employment Agreement Amendments do not purport to be complete and are qualified in their entirety by reference to the full text of the Lehr Amendment, the Minai-Azary Amendment and the Levit Amendment, copies of which are attached hereto as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, and are incorporated by reference into this Item 5.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1
Amended & Restated Certificate of Incorporation of Context Therapeutics Inc. as amended through March 11, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 23, 2026).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 24, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on June 26, 2026).

3.3
Amended and Restated Bylaws of Context Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-40654), as filed with the SEC on March 21, 2024).

10.1*†	Amendment No. 1, dated August 4, 2026, to that certain Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr.
10.2*†	Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary.
10.3*†	Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit.
10.4*†	Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated June 9, 2025, between Context Therapeutics Inc. and Karen Chagin, M.D.
10.5#
First Amendment to License Agreement, dated May 14, 2026, by and between the Company and BioAtla, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40654), as filed with the SEC on May 18, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following portions of Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Unaudited Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 hereto)

*Filed herewith
†Management contract or compensatory plan
#          Certain schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
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

Date: August 5, 2026

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)