Form 10-Q
period 2026-09-30
Context Therapeutics Inc.
filed 2026-11-10
CIK 1842952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of shares of common stock outstanding at November 6, 2026 was 91,879,177 shares.

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
•    our expectations regarding our ability to continue as a going concern, including the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

Part I - Financial Information
Item 1. Financial Statements

        Context Therapeutics Inc.
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$34,410,919	$65,995,228
Prepaid expenses and other current assets	1,859,042	2,358,474
Total current assets	36,269,961	68,353,702
Property and equipment, net	66,599	29,656
Operating lease right-of-use asset	201,360	110,410
Total assets	$36,537,920	$68,493,768
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,595,274	$2,532,887
Accrued expenses and other current liabilities	3,730,866	5,375,090
Operating lease liability - current	175,087	112,064
Total current liabilities	5,501,227	8,020,041
Operating lease liability - non-current	31,435	—
Total liabilities	5,532,662	8,020,041
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 300,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 91,879,177 shares issued and outstanding at September 30, 2026 and December 31, 2025	91,879	91,879
Additional paid-in capital	192,679,392	191,285,157
Accumulated deficit	(161,766,013)	(130,903,309)
Total stockholders' equity	31,005,258	60,473,727
Total liabilities and stockholders' equity	$36,537,920	$68,493,768
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,716,786	$8,722,104	$25,261,652	$20,015,639
General and administrative	2,244,622	1,888,376	7,011,046	5,882,346
Loss from operations	(7,961,408)	(10,610,480)	(32,272,698)	(25,897,985)
Interest income	331,665	833,772	1,270,467	2,696,061
Other income	6,037	83,471	139,527	103,916
Net loss	$(7,623,706)	$(9,693,237)	$(30,862,704)	$(23,098,008)
Net loss per common share, basic and diluted	$(0.08)	$(0.10)	$(0.32)	$(0.24)
Weighted average shares outstanding, basic and diluted	95,183,718	95,185,187	95,183,718	95,186,346
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	91,879,177	$91,879	$191,285,157	$(130,903,309)	$60,473,727
Share-based compensation expense	—	—	409,220	—	409,220
Net loss	—	—	—	(8,680,572)	(8,680,572)
Balance at March 31, 2026	91,879,177	$91,879	$191,694,377	$(139,583,881)	$52,202,375
Share-based compensation expense	—	—	528,102	—	528,102
Net loss	—	—	—	(14,558,426)	(14,558,426)
Balance at June 30, 2026	91,879,177	$91,879	$192,222,479	$(154,142,307)	$38,172,051
Share-based compensation expense	—	—	456,913	—	456,913
Net loss	—	—	—	(7,623,706)	(7,623,706)
Balance at September 30, 2026	91,879,177	$91,879	$192,679,392	$(161,766,013)	$31,005,258

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	89,704,194	$89,704	$189,956,252	$(94,779,694)	$95,266,262
Share-based compensation expense	—	—	293,717	—	293,717
Net loss	—	—	—	(4,577,261)	(4,577,261)
Balance at March 31, 2025	89,704,194	$89,704	$190,249,969	$(99,356,955)	$90,982,718
Share-based compensation expense	—	—	389,114	—	389,114
Net loss	—	—	—	(8,827,510)	(8,827,510)
Balance at June 30, 2025	89,704,194	$89,704	$190,639,083	$(108,184,465)	$82,544,322
Exercise of pre-funded warrants from private placement	2,174,983	2,175	(2,175)	—	—
Share-based compensation expense	—	—	323,081	—	323,081
Net loss	—	—	—	(9,693,237)	(9,693,237)
Balance at September 30, 2025	91,879,177	$91,879	$190,959,989	$(117,877,702)	$73,174,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Context Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(30,862,704)	$(23,098,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development charge	6,500,000	—
Share-based compensation expense	1,394,235	1,005,912
Depreciation and amortization expense	18,803	12,186
Reduction in the carrying amount of operating lease right-of-use asset	110,108	80,194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	499,432	1,345,526
Accounts payable	(937,613)	1,283,956
Accrued expenses and other current liabilities	(1,644,224)	2,006,989
Operating lease liability	(106,600)	(79,180)
Net cash used in operating activities	(25,028,563)	(17,442,425)
Cash flows from investing activities:
Acquired in-process research and development	(6,500,000)	—
Purchase of property and equipment	(55,746)	(33,948)
Net cash used in investing activities	(6,555,746)	(33,948)
Cash flows from financing activities:
Payment of offering costs from the sale of common stock from ATM facility	—	(15,268)
Net cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	(31,584,309)	(17,491,641)
Cash and cash equivalents at beginning of period	65,995,228	94,429,824
Cash and cash equivalents at end of period	$34,410,919	$76,938,183

Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$201,058	$—
Cashless exercise of pre-funded warrants from private placement	$—	$2,175
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

The Company had also been developing CT-95, a Mesothelin (“MSLN”) x CD3 TCE. However, on August 5, 2026, the Company announced a portfolio prioritization and capital allocation strategy, pursuant to which it discontinued internal development of CT-95 and will focus its development efforts on CTIM-76 and CT-202. All estimated close-out costs associated with the CT-95 program were recognized in research and development expense during the third quarter of 2026. The Company does not expect to incur future material expenses related to this program.

The Company was organized in April 2015 under the laws of the State of Delaware. The Company is headquartered in Philadelphia, Pennsylvania.
(2) Risks and Liquidity
The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $161.8 million as of September 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its current or any future product candidates. The Company believes its cash and cash equivalents of $34.4 million as of September 30, 2026 are not sufficient to fund its projected operations for a period of at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025. The consolidated financial information as of December 31, 2025 included herein has been derived from the annual audited consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company, Context Therapeutics LLC, Context Biopharma, Inc. and Context Therapeutics Ireland Limited, the Company’s wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

The table below summarizes the significant expense and income categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
CTIM-76	$2,039,998	$1,660,697	$6,524,754	$4,167,318
CT-95	1,544,022	1,237,454	4,466,369	3,491,014
CT-202	862,814	4,797,455	10,298,868	8,930,266
Personnel-related costs	2,061,722	1,712,147	6,215,074	5,414,250
Professional fees	484,501	456,212	1,873,484	1,642,602
Share-based compensation	456,913	323,081	1,394,235	1,005,912
Other segment items (a)	511,438	423,434	1,499,914	1,246,623
Loss from operations	(7,961,408)	(10,610,480)	(32,272,698)	(25,897,985)
Interest income	331,665	833,772	1,270,467	2,696,061
Other income	6,037	83,471	139,527	103,916
Segment and Net Loss	$(7,623,706)	$(9,693,237)	$(30,862,704)	$(23,098,008)
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

Cash and Cash Equivalents
The Company considers all highly-liquid investments that have original maturities of three months or less when acquired to be cash equivalents. Cash equivalents consist of amounts invested in money market accounts. At September 30, 2026, the Company’s cash and cash equivalent balances exceeded federally insured limits by approximately $33.9 million.

Deferred Offering Costs
The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, the costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, there was $0.2 million of deferred offering costs included in prepaid expenses and other current assets.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2026	2025
Stock options	8,521,817	5,838,500
Warrants	5,860,000	5,860,000
	14,381,817	11,698,500

Emerging Growth Company Status
The Company currently qualifies as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company will cease to be an emerging growth company on December 31, 2026, unless it earlier ceases to qualify as such. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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
In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

		September 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$33,901,072	$33,901,072	$—	$—

		December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents (Money Market Accounts)	$65,523,204	$65,523,204	$—	$—

(5) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Compensation and benefits	$1,023,798	$1,384,430
Research and development costs	2,555,788	3,913,168
Professional fees	137,679	38,524
Other	13,601	38,968
Total	$3,730,866	$5,375,090

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
Private Placement
On May 1, 2024, the Company entered into a securities purchase agreement for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of September 30, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
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
Warrants for Common Stock
At September 30, 2026, the Company had the following warrants outstanding to acquire common stock:

	Outstanding	Exercise price	Expiration dates
Issued in connection with 2021 initial public offering	250,000	$6.25	October 2026
Issued in connection with 2021 private placement	5,250,000	$6.25	June 2027
Issued in 2022 for consulting services	360,000	$10.00	December 2027
Issued in connection with 2024 private placement	3,304,541	$0.001	No expiration
	9,164,541
(7) Share-Based Compensation
In April 2021, the Company adopted the 2021 Long-Term Performance Incentive Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and stock grants. On its initial effective date, the 2021 Incentive Plan allowed for the issuance of up to 1,266,092 shares of common stock (the “Share Limit”). The Share Limit automatically increases on January 1st of each year, during the term of the 2021 Incentive Plan, commencing on January 1 of the year following the year in which the effective date occurs, in an amount equal to four percent (4%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year; provided that the board of directors may determine that there will be no such increase or a smaller increase for any particular year. As of September 30, 2026, 2,680,944 shares remained available for future grants.

In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq’s inducement grant exception to the shareholder approval requirement for grants of equity compensation.

Share-based awards generally vest over a period of one year to four years, and share-based awards that lapse or are forfeited are available to be granted again. The contractual life of all share-based awards is ten years. The expiration dates of the outstanding share-based awards range from January 2028 to July 2036.
The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the service period of the awards. Share-based compensation is allocated to employees and consultants based on their respective departments. All board of directors’ compensation is charged to general and administrative expense.
Share-based compensation expense related to the issuance of stock options was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$92,322	$29,271	$261,220	$204,940
General and administrative	364,591	293,810	1,133,015	800,972
	$456,913	$323,081	$1,394,235	$1,005,912

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of share-based awards granted during the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
Expected stock price volatility	105.45%	111.99%
Risk-free interest rate	3.87%	4.30%
Expected term (in years)	6.03	5.94
Expected dividend yield	—	—
The following table summarizes the share-based award activity for the periods presented:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	5,868,500	$1.33	8.2	$2,941,679
Granted	3,051,500	$2.03
Forfeited	(398,183)	$2.62
Outstanding at September 30, 2026	8,521,817	$1.57	8.1	$—
Vested and exercisable at September 30, 2026	4,013,648	$1.53	7.0	$—
Vested and expected to vest at September 30, 2026	8,521,817	$1.57	8.1	$—
The aggregate intrinsic value in the above table is calculated as the difference between the fair market value of the Company’s common stock price and the exercise price of the stock options. The weighted average fair value of share-based awards granted during the nine months ended September 30, 2026 and 2025 was $1.68 and $0.65, respectively. As of September 30, 2026, the unrecognized compensation cost related to outstanding share-based awards was $5.2 million and is expected to be recognized as expense over a weighted-average period of approximately 3.1 years.

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

As of September 30, 2026, the operating lease right-of-use asset and the operating lease liabilities were each $0.2 million, which were estimated using a discount rate of 11%. As of September 30, 2026, the remaining term of the Company’s noncancellable operating lease was 1.17 years. Future minimum lease payments under the lease are $0.2 million at September 30, 2026.

The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. Rent expense related to the Company’s operating lease was approximately $46,000 and $32,000 for the three months ended September 30, 2026 and 2025, respectively. Rent expense related to the Company’s operating lease was approximately $128,000 and $95,000 for the nine months ended September 30, 2026 and 2025, respectively.

Employee Benefit Plans

The Company established a defined contribution 401(k) plan in which employees may contribute up to 100% of their salary and bonus, subject to statutory maximum contribution amounts. The Company contributes a safe harbor minimum contribution equivalent to 3% of employees’ compensation. For the three months ended September 30, 2026 and 2025, the Company provided contributions of approximately $24,000 and $19,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company provided contributions of approximately $120,000 and $88,000, respectively.
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

In August 2026, the Company announced its decision to discontinue internal development of CT-95.

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

On May 14, 2026 (the “BioAtla License Amendment Date”), the Company entered into a First Amendment (the “BioAtla License Agreement Amendment”) to the BioAtla License Agreement. Pursuant to the BioAtla License Agreement Amendment, among other things, the Company agreed to pay BioAtla $4.5 million within five business days of the BioAtla License Amendment Date and an additional $2.0 million by August 1, 2026. Both payments have since been made. The total $6.5 million payment amount was expensed as a component of research and development expense in the consolidated statements of operations during the nine months ended September 30, 2026. The BioAtla License Agreement Amendment also modified the Company's rights under the BioAtla License Agreement such that the exclusive licenses granted with respect to the BioAtla Assets are irrevocable, royalty-free, fully paid-up and non-terminable. The BioAtla License Agreement Amendment also eliminated (i) the Company's research and development and certain reporting obligations regarding the BioAtla Assets, and (ii) BioAtla’s rights to terminate the BioAtla License Agreement. As a result of the BioAtla License Amendment, BioAtla is not entitled to receive future milestone payments or royalties under the BioAtla License Agreement with respect to the BioAtla Assets.

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

(9) Subsequent Event

In October 2021, in connection with the closing of its initial public offering, the Company issued warrants to purchase up to 250,000 shares of common stock to designees of the placement agent (the “IPO warrants”). The IPO warrants had an exercise price of $6.25 per share and a term of five years from the date of issuance. On October 22, 2026, the IPO warrants expired unexercised in accordance with their terms and are no longer outstanding.

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

We had also been developing CT-95, a Mesothelin (“MSLN”) x CD3 TCE that is intended to redirect T-cell-mediated lysis toward malignant cells expressing MSLN. However, on August 5, 2026, we announced a portfolio prioritization and capital allocation strategy, pursuant to which we discontinued internal development of CT-95 and will focus our development efforts on CTIM-76 and CT-202. We are winding down the CT-95 Phase 1 trial and expect to complete the wind down promptly. We do not expect to incur future material expenses related to this program.

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

CTIM-76 has advanced into every-three-week (“Q3W”) dosing in patients with platinum-resistant ovarian cancer (“PROC”). We plan to evaluate CTIM-76 using a Q3W dosing regimen in less heavily pretreated PROC patients to further characterize its clinical profile in a larger and more commercially relevant patient population. We expect to share initial Phase 1a data for our CTIM-76 Q3W trial in the second quarter of 2027. Initiation of a Phase 1b dose expansion trial for CTIM-76 is anticipated in the first quarter of 2027.

CT-202 is a Nectin-4 x CD3 TCE that targets Nectin-4, a cell surface protein that is highly and frequently overexpressed in a variety of solid tumors, including bladder, colorectal, lung and breast. Nectin-4 is a clinically validated target for cancer therapy using a traditional antibody-drug conjugate, but it is also associated with certain adverse events, including neuropathy and rash. CT-202 is a pH-dependent TCE that is designed to be preferentially active within the tumor microenvironment. In April 2026, we received Human Research Ethics Committee approval and Clinical Trial Notification acknowledgement by the Australian Therapeutic Goods Administration to initiate a first-in-human Phase 1 clinical trial of CT-202. We dosed the first patient in our Phase 1 clinical trial evaluating CT-202 in patients with Nectin-4-positive urothelial, colorectal, and triple-negative breast cancers in September 2026. We expect to share initial Phase 1a data from the CT-202 trial in the second half of 2027.

We were incorporated in April 2015 under the laws of the State of Delaware. Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities, and negative cash flows from operations. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. Our net loss was $30.9 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $161.8 million.

As of September 30, 2026, we had cash and cash equivalents of $34.4 million, which we expect will be sufficient to fund our operations to early fourth quarter of 2027. We have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. If we are unable to obtain additional financing, the lack of liquidity could have a material adverse effect on our future prospects.

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may be required to significantly delay, scale back or discontinue the development of one or more of our product candidates and, ultimately, liquidate some or all of our assets.

Collaboration and License Agreements

CTIM-76: Integral Molecular Collaboration and Licensing Agreement

In April 2021, we entered into a collaboration and licensing agreement with Integral Molecular, Inc. (“Integral”) for the development of CLDN6 bispecific antibodies for cancer therapy. On February 29, 2024, we further amended (the "Integral Second Amendment") the collaboration and licensing agreement with Integral (as amended, the “Integral License Agreement”) to reflect updated financial terms. In the course of our further due diligence review of CTIM-76, we determined that certain of the licensed rights under the Integral License Agreement may incorporate intellectual property rights currently held by a third party. Specifically, at the time of the Integral Second Amendment, we were aware of issued patents in the United States and certain foreign jurisdictions expiring in January 2034, and then in 2025 became aware of a patent that issued in the United States expiring in March 2042, in each instance that potentially covers certain parts of the intellectual property included in CTIM-76. While we believe we will have reasonable defenses against any potential claim of infringement, we may not be successful in such efforts, and we also may not be able to obtain a license to such patents on commercially reasonable terms, or at all.

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

Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Link associated with CT-95, including patent rights, know-how, regulatory filings, and inventory of drug substance and drug product (the “Transferred Assets”), on an “as is” and “where is” basis. CT-95 patents are currently being prosecuted and/or maintained in the United States, Europe, Canada, Australia, Japan and Taiwan. We also assumed certain liabilities relating to the Transferred Assets. In consideration of the Transferred Assets, we made a one-time payment to Link of $3.75 million. In August 2026, we announced our decision to discontinue internal development of CT-95.

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

As of September 30, 2026, we had cash and cash equivalents of $34.4 million. Based on our current operating plan and anticipated milestones, we believe that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operations to early fourth quarter of 2027. If we are unable to obtain additional financing, the lack of liquidity could have a material adverse effect on our future prospects.

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may be required to significantly delay, scale back or discontinue the development of one or more of our product candidates and, ultimately, liquidate some or all of our assets.

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

Private Placement

On May 1, 2024, we entered into a securities purchase agreement for the private placement (the “Private Placement”) of (i) 59,032,259 shares (the “PIPE Shares”) of our common stock at a purchase price of $1.55 per PIPE Share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. During the year ended December 31, 2025, 2,178,200 Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 2,174,983 shares of common stock. As of September 30, 2026, 3,304,541 Pre-Funded Warrants remained outstanding.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Although we expect expenses associated with CT-95 to decline, we expect our aggregate research and development expenses to increase over time as we advance CTIM-76 and CT-202 through clinical development, increase personnel costs, conduct clinical trials, including later-stage clinical trials, and prepare regulatory filings for our current and any future product candidates.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$5,716,786	$8,722,104	$(3,005,318)	(34)%
General and administrative	2,244,622	1,888,376	356,246	19%
Loss from operations	(7,961,408)	(10,610,480)	2,649,072	(25)%
Interest income	331,665	833,772	(502,107)	(60)%
Other income	6,037	83,471	(77,434)	(93)%
Net loss	$(7,623,706)	$(9,693,237)	$2,069,531	(21)%

Research and Development Expenses
Research and development expenses decreased by approximately $3.0 million for the three months ended September 30, 2026 as compared to the same period in 2025. The following table summarizes our research and development expenses for the three months ended September 30, 2026 as compared to the same period in 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
CTIM-76	$2,039,998	$1,660,697	$379,301	23%
CT-95	1,544,022	1,237,454	306,568	25%
CT-202	862,814	4,797,455	(3,934,641)	(82)%
Personnel-related costs	1,197,503	1,013,653	183,850	18%
Other research and development	72,449	12,845	59,604	*
	$5,716,786	$8,722,104	$(3,005,318)	(34)%

* Percentage not meaningful
CTIM-76 expenditures increased by $0.4 million primarily due to an increase of $0.5 million in clinical costs related to the CTIM-76 Phase 1 trial. CT-95 costs increased by $0.3 million primarily due to an increase of $0.5 million in clinical costs, partially offset by a $0.2 million decrease in preclinical and diagnostic development expenses. CT-95 expenses for the three months ended September 30, 2026 include all estimated close-out costs associated with winding down the program. CT-202 expenses decreased by $3.9 million primarily due to a decrease of $2.9 million in contract manufacturing expenses and a $1.6 million decrease in preclinical expenses, partially offset by a $0.6 million increase in clinical costs related to the CT-202 Phase 1 trial. Personnel-related costs, which include salaries, benefits, and share-based compensation expense, increased by $0.2 million primarily due to higher headcount compared to the same period in 2025.

In connection with our portfolio prioritization and decision to discontinue internal development of CT-95, we expect costs associated with CT-95, including clinical trial and related development expenses, to decrease in future periods as we wind down the CT-95 Phase 1 trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.4 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily driven by a $0.3 million increase in personnel-related costs, mainly as a result of higher salaries, termination benefits, and share-based compensation expense as compared to the same period in 2025.

Interest Income
Interest income decreased by approximately $0.5 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily as a result of lower average cash and cash equivalent balances during the three months ended September 30, 2026 due to cash used to fund ongoing operations.

Other Income
Other income was approximately $6,000 for the three months ended September 30, 2026, as compared to approximately $83,000 for the same period in 2025. This change is primarily due to lower foreign currency gains during the three months ended September 30, 2026, as compared to the same period in 2025, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$25,261,652	$20,015,639	$5,246,013	26%
General and administrative	7,011,046	5,882,346	1,128,700	19%
Loss from operations	(32,272,698)	(25,897,985)	(6,374,713)	25%
Interest income	1,270,467	2,696,061	(1,425,594)	(53)%
Other income	139,527	103,916	35,611	34%
Net loss	$(30,862,704)	$(23,098,008)	$(7,764,696)	34%

Research and Development Expenses
Research and development expenses increased by approximately $5.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The following table summarizes our research and development expenses for the nine months ended September 30, 2026 as compared to the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
CTIM-76	$6,524,754	$4,167,318	$2,357,436	57%
CT-95	4,466,369	3,491,014	975,355	28%
CT-202	10,298,868	8,930,266	1,368,602	15%
Personnel-related costs	3,751,324	3,279,712	471,612	14%
Other research and development	220,337	147,329	73,008	50%
	$25,261,652	$20,015,639	$5,246,013	26%

CTIM-76 expenditures increased by $2.4 million primarily due to an increase of $2.4 million in clinical costs related to the CTIM-76 Phase 1 trial. CT-95 expenses increased by $1.0 million primarily due to an increase of $1.9 million in clinical costs, partially offset by a $0.9 million decrease in preclinical, contract manufacturing, diagnostic development, and regulatory expenses. CT-95 expenses for the nine months ended September 30, 2026 include all estimated close-out costs associated with winding down the program. CT-202 expenses increased by $1.4 million primarily due to $6.5 million in consideration paid under the BioAtla License Agreement Amendment entered into in May 2026 and a $1.4 million increase in clinical costs mainly related to the CT-202 Phase 1 trial start up, partially offset by a decrease of $4.3 million in contract manufacturing costs and a decrease of $2.3 million in preclinical costs. Personnel-related costs, which include salaries, benefits, and share-based compensation expense, increased by approximately $0.5 million primarily due to higher headcount offset by lower termination benefits and recruiting fees incurred compared to the same period in 2025.

In connection with our portfolio prioritization and decision to discontinue internal development of CT-95, we expect costs associated with CT-95, including clinical trial and related development expenses, to decrease in future periods as we wind down the CT-95 Phase 1 trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.1 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was driven by a $0.7 million increase in salaries and personnel-related costs, including share-based compensation, as well as higher termination benefits. There was also a $0.4 million increase in professional fees and other administrative expenses.

Interest Income
Interest income decreased by approximately $1.4 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily as a result of lower average cash and cash equivalent balances during the nine months ended September 30, 2026 due to cash used to fund ongoing operations.

Other Income
Other income was approximately $140,000 for the nine months ended September 30, 2026, as compared to approximately $104,000 for the same period in 2025. This change is primarily due to higher foreign currency gains during the nine months ended September 30, 2026, as compared to the same period in 2025, in each case as a result of exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Liquidity and Capital Resources
Overview
Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2026, we have funded our operations through the sale of common stock, warrants, convertible debt, and convertible preferred stock. As of September 30, 2026, we had $34.4 million in cash and cash equivalents and an accumulated deficit of $161.8 million.

While we expect our cash and cash equivalents at September 30, 2026 will be sufficient to fund our operations to early fourth quarter of 2027, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Sources of Liquidity

At-the-Market Offering

Pursuant to the terms of the Amended ATM Sales Agreement, we may offer and sell shares of common stock having an aggregate offering amount of up to $75.0 million. As of September 30, 2026, $75.0 million remained available for sale under the Amended ATM Sales Agreement.

Private Placement

Pursuant to the May 2024 Private Placement, we sold (i) 59,032,259 shares of common stock at a purchase price of $1.55 per share, and (ii) Pre-Funded Warrants to purchase 5,482,741 shares of common stock at a purchase price of $1.549 per Pre-Funded Warrant. The aggregate gross proceeds from the Private Placement were approximately $100 million, before deducting offering expenses of $5.2 million.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic transactions and/or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic transactions or marketing, or distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, sell or license rights to our product candidates on unfavorable terms, cease operations or liquidate some or all of our assets.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(25,028,563)	$(17,442,425)
Net cash used in investing activities	(6,555,746)	(33,948)
Net cash used in financing activities	—	(15,268)
Net decrease in cash and cash equivalents	$(31,584,309)	$(17,491,641)
Comparison of the Nine Months Ended September 30, 2026 and 2025
Operating Activities
During the nine months ended September 30, 2026, we used $25.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $30.9 million and a net change in our operating assets and liabilities of $2.2 million, partially offset by an in-process research and development charge of $6.5 million and non-cash share-based compensation expense of $1.4 million. The primary uses of cash were to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was attributable to a payment of $6.5 million under the BioAtla License Agreement Amendment, and purchases of property and equipment totaling $56,000.

During the nine months ended September 30, 2025, we used approximately $34,000 of cash to purchase property and equipment.

Financing Activities

We did not have cash flows from financing activities during the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, we used approximately $15,000 of cash in financing activities related to the payment of remaining offering costs from the sale of ATM Shares under our ATM Sales Agreement.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-

exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026.
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

Other exemptions and reduced reporting requirements under the JOBS Act include, without limitation, the requirements for providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We will remain an emerging growth company until December 31, 2026, unless we earlier cease to qualify as such.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is substantial doubt regarding our ability to continue as a going concern. We will require additional capital to fund our operations, and if we are unable to obtain sufficient capital, we may need to curtail and reduce our operations and costs and modify our business strategy.

Our operations have consumed substantial amounts of cash. We have funded our operations primarily through the sale of common stock, warrants, convertible debt, and convertible preferred stock. The continuation of our business is dependent upon raising additional capital. We will need additional funding to meet our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital. We believe our cash and cash equivalents of $34.4 million as of September 30, 2026 are not sufficient to fund our projected operations for a period of at least 12 months from the issuance date of the accompanying unaudited condensed consolidated financial statements. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may need to curtail and reduce our operations and costs and modify our business strategy, which may require us to, among other things:
•significantly delay, scale back or discontinue the development of one or more of our product candidates;
•seek partners or collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•sell or license, on unfavorable terms, our rights to one or more of our technologies or product candidates that we otherwise would seek to develop or commercialize ourselves;
•seek to sell our company at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
•cease operations, liquidate some or all of our assets or pursue a wind-down and dissolution of our company.

If we cease operations or pursue a liquidation, wind-down or dissolution, our stockholders could lose all or a substantial portion of their investment.

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

For example, on July 29, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Nasdaq’s notice has no immediate effect on the listing of our common stock, and, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have until January 25, 2027 to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). In the event that we do not regain compliance by January 25, 2027, we may be eligible for additional time to regain compliance with the Minimum Bid Price Requirement. However, under Nasdaq’s listing rules, if the closing bid price of our common stock is $0.10 per share or less for ten consecutive business days, we would not be eligible for a compliance period, Nasdaq would issue a delisting determination and suspend trading of our common stock on Nasdaq, and an appeal of such determination would not stay the suspension.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

10.1†
Amendment No. 1, dated August 4, 2026, to that certain Amended and Restated Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Martin Lehr (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 5, 2026).

10.2†
Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated November 1, 2021, between Context Therapeutics Inc. and Jennifer Minai-Azary (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 5, 2026).

10.3†
Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated October 22, 2021, between Context Therapeutics Inc. and Alex Levit (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 5, 2026).

10.4†
Amendment No. 1, dated August 4, 2026, to that certain Employment Agreement, dated June 9, 2025, between Context Therapeutics Inc. and Karen Chagin, M.D. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-40654), as filed with the SEC on August 5, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101*
The following portions of Context Therapeutics Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) Notes to the Unaudited Condensed Consolidated Financial Statements; and (vi) the information under Part II, Item 5, "Other Information."

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

Date: November 10, 2026

CONTEXT THERAPEUTICS INC.

By:	/s/ Martin Lehr
Martin Lehr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Minai-Azary
Jennifer Minai-Azary
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)